Form 10-Q
period 2023-09-30
Frontier Funds; Frontier Heritage Fund; Frontier Masters Fund; Frontier Select Fund; Frontier Long/Short Commodity Fund; Frontier Diversified Fund; Frontier Balanced Fund; Frontier Global Fund
filed 2023-11-14
CIK 1261379, 1389123, 1450722, 1389125, 1389128, 1450720, 1389122, 1389124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF SEPTEMBER 30, 2023, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

ii

PART I. FINANCIAL INFORMATION

Item 1. Series Financial Statements

The Series of Frontier Funds
Consolidated Statements of Financial Condition
September 30, 2023 (Unaudited) and December 31, 2022

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	9/30/2023	12/31/2022	9/30/2023	12/31/2022	9/30/2023	12/31/2022
ASSETS
Cash and cash equivalents	$44,276	$46,604	$46,446	$18,560	$70,876	$38,703
U.S. Treasury securities, at fair value	2,843	42,198	2,982	16,805	4,551	35,044
Investments in private investment companies, at fair value	1,924,223	2,779,566	511,868	705,739	795,504	1,281,982
Investments in unconsolidated trading companies, at fair value	19,560	28,671	20,518	11,418	31,310	23,810
Interest receivable	185	1,051	194	419	297	873

Total Assets	$1,991,087	$2,898,090	$582,008	$752,941	$902,538	$1,380,412

LIABILITIES & CAPITAL

LIABILITIES
Interest payable to Managing Owner	$-	$-	$-	$-	$58	$53
Redemptions payable	-	-	-	19,922	-	12,788
Service fees payable to Managing Owner	65	85	25	43	10	21
Trading fees payable to Managing Owner	6,023	9,653	2,823	4,443	2,086	3,447
Subscriptions in advance for service fee rebates	22,650	22,650	31,725	31,725	393	393
Other liabilities	1,193	1,730	1,251	688	1,911	1,437

Total Liabilities	29,931	34,118	35,824	56,821	4,458	18,139

CAPITAL
Managing Owner - Class 2	7,322	8,523	4,398	5,100	1,094	3,065
Managing Owner - Class 2a	-	-	-	-	7,286	9,328
Managing Owner - Class 3	14,217	20,433	1,156	2,214	-	-
Managing Owner - Class 3a	-	-	-	-	1,071	1,369
Limited Owner - Class 2	279,278	392,656	115,521	177,102	9,035	25,648
Limited Owner - Class 2a	-	-	-	-	38,530	80,689
Limited Owner - Class 3	1,660,339	2,442,360	425,109	511,704	698,402	998,095
Limited Owner - Class 3a	-	-	-	-	142,662	244,079

Total Owners’ Capital	1,961,156	2,863,972	546,184	696,120	898,080	1,362,273

Total Capital	1,961,156	2,863,972	546,184	696,120	898,080	1,362,273

Total Liabilities and Capital	$1,991,087	$2,898,090	$582,008	$752,941	$902,538	$1,380,412

Units Outstanding
Class 2	3,462	4,163	1,469	1,925	119	262
Class 2a	N/A	N/A	N/A	N/A	816	1,251
Class 3	21,446	27,146	5,515	5,745	7,843	8,677
Class 3a	N/A	N/A	N/A	N/A	2,408	3,217

Net Asset Value per Unit
Class 2	$82.78	$96.37	$81.63	$94.64	$85.12	$109.65
Class 2a	N/A	N/A	N/A	N/A	$56.15	$71.93
Class 3	$78.08	$90.72	$77.29	$89.45	$89.05	$115.03
Class 3a	N/A	N/A	N/A	N/A	$59.69	$76.29

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Financial Condition

September 30, 2023 (Unaudited) and December 31, 2022

	Frontier Balanced Fund		Frontier Select Fund
	9/30/2023	12/31/2022	9/30/2023	12/31/2022
ASSETS
Cash and cash equivalents	$325,377	$221,344	$53,151	$33,183
U.S. Treasury securities, at fair value	20,893	200,417	3,413	30,046
Open trade equity, at fair value	152,930	1,670	-	-
Receivable from futures commission merchants	501,340	320,241	-	-
Investments in private investment companies, at fair value	5,874,003	8,944,014	982,850	1,449,919
Investments in unconsolidated trading companies, at fair value	143,738	136,169	23,480	20,414
Interest receivable	1,362	4,991	223	748

Total Assets	$7,019,643	$9,828,846	$1,063,117	$1,534,310

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$-	$35,051	$-	$-
Incentive fees payable to Managing Owner	692	692	-	-
Management fees payable to Managing Owner	1,253	1,573	-	-
Interest payable to Managing Owner	1,723	2,306	317	342
Service fees payable to Managing Owner	11,254	16,784	2,362	3,630
Trading fees payable to Managing Owner	22,847	36,946	2,578	4,454
Risk analysis fees payable	10,210	10,442	-	-
Subscriptions in advance for service fee rebates	402,571	391,457	22,464	22,046
Other liabilities	8,361	6,867	1,431	1,232

Total Liabilities	458,911	502,118	29,152	31,704

CAPITAL
Managing Owner - Class 2	42,428	53,242	10,427	15,168
Managing Owner - Class 2a	25,536	43,282	-	-
Limited Owner - Class 1	5,009,409	7,134,145	967,522	1,417,113
Limited Owner - Class 1AP	59,662	74,869	8,407	10,554
Limited Owner - Class 2	1,047,338	1,549,544	47,609	59,771
Limited Owner - Class 3a	376,359	471,646	-	-

Total Owners’ Capital	6,560,732	9,326,728	1,033,965	1,502,606

Total Capital	6,560,732	9,326,728	1,033,965	1,502,606

Total Liabilities and Capital	$7,019,643	$9,828,846	$1,063,117	$1,534,310

Units Outstanding
Class 1	64,825	71,936	17,439	19,894
Class 1AP	587	587	115	115
Class 2	7,950	9,318	599	616
Class 2a	214	290	N/A	N/A
Class 3a	3,166	3,166	N/A	N/A

Net Asset Value per Unit
Class 1	$77.28	$99.17	$55.48	$71.23
Class 1AP	$101.65	$127.56	$73.10	$91.71
Class 2	$137.07	$172.01	$96.89	$121.70
Class 2a	$119.27	$149.47	N/A	N/A
Class 3a	$118.86	$148.96	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Financial Condition

September 30, 2023 (Unaudited) and December 31, 2022

	Frontier Global Fund		Frontier Heritage Fund
	9/30/2023	12/31/2022	9/30/2023	12/31/2022
ASSETS
Cash and cash equivalents	$24,318	$26,333	$21,687	$45,466
U.S. Treasury securities, at fair value	1,562	23,843	1,393	41,167
Investments in private investment companies, at fair value	1,564,877	2,943,814	2,242,601	3,070,641
Investments in unconsolidated trading companies, at fair value	10,743	16,200	9,580	27,970
Interest receivable	102	594	91	1,025

Total Assets	$1,601,602	$3,010,784	$2,275,352	$3,186,269

LIABILITIES & CAPITAL

LIABILITIES
Interest payable to Managing Owner	$164	$302	$161	$447
Service fees payable to Managing Owner	3,266	6,437	4,349	6,432
Trading fees payable to Managing Owner	5,918	12,480	7,874	11,679
Subscriptions in advance for service fee rebates	164,232	162,385	85,039	79,667
Other liabilities	658	977	588	1,687

Total Liabilities	174,238	182,581	98,011	99,912

CAPITAL
Managing Owner - Class 2	16,679	28,821	22,457	31,125
Limited Owner - Class 1	1,381,829	2,689,125	1,958,319	2,830,832
Limited Owner - Class 1AP	-	-	11,087	12,657
Limited Owner - Class 2	28,856	110,257	185,478	211,743

Total Owners’ Capital	1,427,364	2,828,203	2,177,341	3,086,357

Total Capital	1,427,364	2,828,203	2,177,341	3,086,357

Total Liabilities and Capital	$1,601,602	$3,010,784	$2,275,352	$3,186,269

Units Outstanding
Class 1	8,151	14,514	14,833	18,366
Class 1AP	N/A	N/A	64	64
Class 2	164	468	894	915

Net Asset Value per Unit
Class 1	$169.52	$185.27	$132.02	$154.14
Class 1AP	N/A	N/A	$173.23	$198.42
Class 2	$277.65	$297.25	$232.59	$265.55

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds
Consolidated Condensed Schedules of Investments
September 30, 2023 (Unaudited)

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
		% of Total Capital		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$302,499	15.42%	$-	0.00%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	261,469	13.33%	-	0.00%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	451,925	23.04%	-	0.00%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	450,730	22.98%	231,330	42.35%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	262,545	13.39%	131,018	23.99%	261,554	29.12%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	195,055	9.95%	149,520	27.38%	-	0.00%
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC	-	0.00%	-	0.00%	176,868	19.69%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	0.00%	-	0.00%	357,082	39.77%
Total Private Investment Companies	$1,924,223	98.11%	$511,868	93.72%	$795,504	88.58%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$19,560	1.00%	$20,518	3.76%	$31,310	3.49%
Total Investment in Unconsolidated Trading Companies	$19,560	1.00%	$20,518	3.76%	$31,310	3.49%
U.S. TREASURY SECURITIES (1)

	Fair Value		Fair Value		Fair Value
US Treasury Note 6.875% due 08/15/2025	$2,843	0.14%	$2,982	0.55%	$4,551	0.51%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (1)	$2,757	$2,892	$4,414

Additional Disclosure on U.S. Treasury Securities	Cost	Cost	Cost
US Treasury Note 6.875% due 08/15/2025 (1)	$2,939	$3,083	$4,705

(1)	See Note 2 to the Consolidated Financial Statements.
(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

September 30, 2023 (Unaudited)

	Frontier Balanced Fund		Frontier Select Fund
		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
Various agriculture futures contracts (U.S.)	(4,269)	-0.07%	-	0.00%
Various base metals futures contracts (U.S.)	1,981	0.03%	-	0.00%
Various currency futures contracts (Far East)	133	0.00%	-	0.00%
Various agriculture futures contracts (Far East)	(54)	0.00%	-	0.00%
Various energy futures contracts (U.S.)	(2,900)	-0.04%	-	0.00%
Various precious metal futures contracts (U.S.)	(1,827)	-0.03%	-	0.00%
Total Long Futures Contracts	$(6,936)	-0.11%	$-	0.00%

SHORT FUTURES CONTRACTS*
Various energy futures contracts (Far East)	(12,702)	-0.19%	-	0.00%
Various agriculture futures contracts (Europe)	1,255	0.02%	-	0.00%
Various agriculture futures contracts (U.S.)	11,928	0.18%	-	0.00%
Various base metals futures contracts (U.S.)	26,103	0.40%	-	0.00%
Various currency futures contracts (Europe)	6,660	0.10%	-	0.00%
Various currency futures contracts (U.S.)	19,803	0.30%	-	0.00%
Various energy futures contracts (U.S.)	3,970	0.06%	-	0.00%
Various interest rates futures contracts (Europe)	28,058	0.43%	-	0.00%
Various interest rates futures contracts (Far East)	11,009	0.17%	-	0.00%
Various interest rates futures contracts (U.S.)	44,994	0.69%	-	0.00%
Various precious metal futures contracts (U.S.)	21,705	0.33%	-	0.00%
Various stock index futures contracts (Oceanic)	(724)	-0.01%	-	0.00%
Various stock index futures contracts (Canada)	4,743	0.07%	-	0.00%
Various stock index futures contracts (Europe)	(4,255)	-0.06%	-	0.00%
Various stock index futures contracts (Far East)	(2,681)	-0.04%	-	0.00%
Total Short Futures Contracts	$159,866	2.45%	$-	0.00%
Total Open Trade Equity (Deficit)	$152,930	2.34%	$-	0.00%

PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$409,497	6.24%	$-	0.00%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	930,910	14.19%	433,004	41.88%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	948,662	14.46%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,266,105	19.30%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,530,889	23.33%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	787,940	12.01%	549,846	53.18%
Total Private Investment Companies	$5,874,003	89.53%	$982,850	95.06%

INVESTMENT IN UNCONSOLIDATED COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$143,738	2.19%	$23,480	2.27%
Total Investment in Unconsolidated Trading Companies	$143,738	2.19%	$23,480	2.27%

U.S. TREASURY SECURITIES (1)

	Fair Value		Fair Value

US Treasury Note 6.875% due 08/15/2025	$20,893	0.32%	$3,413	0.33%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value

US Treasury Note 6.875% due 08/15/2025 (1)	$20,262	$3,310

Additional Disclosure on U.S. Treasury Securities	Cost	Cost

US Treasury Note 6.875% due 08/15/2025 (1)	$21,598	$3,528

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

September 30, 2023 (Unaudited)

	Frontier Global Fund		Frontier Heritage Fund
		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)

PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$1,564,877	109.63%	$1,902,219	87.36%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	-	340,382	15.64%
Total Private Investment Companies	$1,564,877	109.63%	$2,242,601	103.00%

INVESTMENT IN UNCONSOLIDATED COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$10,743	0.75%	$9,580	0.44%
Total Investment in Unconsolidated Trading Companies	$10,743	0.75%	$9,580	0.44%

U.S. TREASURY SECURITIES (1)

	Fair Value		Fair Value

US Treasury Note 6.875% due 08/15/2025	$1,562	0.11%	$1,393	0.06%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value

US Treasury Note 6.875% due 08/15/2025 (1)	$1,514	$1,351

Additional Disclosure on U.S. Treasury Securities	Cost	Cost

US Treasury Note 6.875% due 08/15/2025 (1)	$1,614	$1,440

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

December 31, 2022

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
		% of Total Capital		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)

PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$211,143	7.37%	$-	0.00%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	453,405	15.83%	-	0.00%	-	0.00%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	212,180	7.41%	164,320	23.60%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	667,783	23.32%	-	0.00%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	754,702	26.35%	313,172	44.99%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	480,353	16.77%	228,247	32.79%	455,615	33.45%
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC	-	0.00%	-	0.00%	252,472	18.53%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	0.00%	-	0.00%	573,895	42.13%
Total Private Investment Companies	$2,779,566	97.05%	$705,739	101.38%	$1,281,982	94.11%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$28,671	1.00%	$11,418	1.64%	$23,810	1.75%
Total Investment in Unconsolidated Trading Companies	$28,671	1.00%	$11,418	1.64%	$23,810	1.75%

U.S. TREASURY SECURITIES (1)

	Fair Value		Fair Value		Fair Value
US Treasury Note 6.875% due 08/15/2025 (Cost $142,326)	$42,198	1.47%	$16,805	2.41%	$35,044	2.57%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (1)	$39,704	$15,812	$32,973

Additional Disclosure on U.S. Treasury Securities	Cost	Cost	Cost
US Treasury Note 6.875% due 08/15/2025 (1)	$42,270	$16,834	$35,105

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

December 31, 2022

	Frontier Balanced Fund		Frontier Select Fund
		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
LONG FUTURES CONTRACTS*
Various agriculture futures contracts (Far East)	$1,590	0.02%	$-	0.00%
Various base metals futures contracts (U.S.)	897	0.01%	-	0.00%
Various currency futures contracts (U.S.)	(230)	0.00%	-	0.00%
Total Long Futures Contracts	$2,257	0.03%	$-	0.00%

SHORT FUTURES CONTRACTS*
Various agriculture futures contracts (Europe)	(227)	0.00%	-	0.00%
Various currency futures contracts (Europe)	67	0.00%	-	0.00%
Various currency futures contracts (Far East)	(55)	0.00%	-	0.00%
Various currency futures contracts (U.S.)	(216)	0.00%	-	0.00%
Various interest rates futures contracts (U.S.)	(50)	0.00%	-	0.00%
Various stock index futures contracts (Far East)	(106)	0.00%	-	0.00%
Total Short Futures Contracts	$(587)	0.00%	$-	0.00%
Total Open Trade Equity (Deficit)	$1,670	0.03%	$-	0.00%

PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$352,115	3.78%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,803,881	19.34%	-	0.00%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	1,285,974	13.79%	492,107	32.75%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,747,568	18.74%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,900,887	20.38%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	1,853,589	19.87%	957,812	63.74%
Total Private Investment Companies	$8,944,014	95.90%	$1,449,919	96.49%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$136,169	1.46%	$20,414	1.36%
Total Investment in Unconsolidated Trading Companies	$136,169	1.46%	$20,414	1.36%

U.S. TREASURY SECURITIES (1)

	Fair Value		Fair Value

US Treasury Note 6.875% due 08/15/2025 (Cost $142,326)	$200,417	2.15%	$30,046	2.00%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value

US Treasury Note 6.875% due 08/15/2025 (1)	$188,573	$28,270

Additional Disclosure on U.S. Treasury Securities	Cost		Cost

US Treasury Note 6.875% due 08/15/2025 (1)	$200,764	1212	$30,098	1212

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

The Series of Frontier Funds
Consolidated Condensed Schedules of Investments
December 31, 2022

	Frontier Global Fund		Frontier Heritage Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$2,943,814	104.09%	$2,363,685	76.58%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	-	706,956	22.91%
Total Private Investment Companies	$2,943,814	104.09%	$3,070,641	99.49%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$16,200	0.57%	$27,970	0.91%
Total Investment in Unconsolidated Trading Companies	$16,200	0.57%	$27,970	0.91%

U.S. TREASURY SECURITIES (1)
	Fair Value		Fair Value
US Treasury Note 6.875% due 08/15/2025 (Cost $142,326)	$23,843	0.84%	$41,167	1.33%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value
US Treasury Note 6.875% due 08/15/2025 (1)	$22,434		$38,734

Additional Disclosure on U.S. Treasury Securities	Cost		Cost
US Treasury Note 6.875% due 08/15/2025 (1)	$23,885		$41,238

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended September 30, 2023 and 2022

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	9/30/2023	9/30/2022	9/30/2023	9/30/2022	9/30/2023	9/30/2022

Investment income:
Interest - net	$1,053	$1,734	$591	$772	$650	$1,025

Total Income	1,053	1,734	591	772	650	1,025

Expenses:
Service Fees - Class 1	213	285	75	149	36	75
Due Diligence Fees	636	1,008	161	260	64	124
Trading Fees	19,265	30,682	8,796	14,561	6,783	11,590

Total Expenses	20,114	31,975	9,032	14,970	6,883	11,789

Investment (loss) - net	(19,061)	(30,241)	(8,441)	(14,198)	(6,233)	(10,764)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	(66,767)	(103,619)	7,645	27,026	(24,771)	43,267
Net realized gain/(loss) on private investment companies	(6,098)	167,361	(405)	58,378	(6,360)	15,286
Net realized gain/(loss) on U.S. Treasury securities	(463)	(2,315)	(273)	(1,203)	(353)	(2,045)
Net unrealized gain/(loss) on U.S. Treasury securities	3	(2,517)	25	(931)	36	(1,563)
Change in fair value of investments in unconsolidated trading companies	2,699	7,026	1,559	2,849	2,351	4,928

Net gain/(loss) on investments	(70,626)	65,936	8,551	86,119	(29,097)	59,873

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(89,687)	35,695	110	71,921	(35,330)	49,109

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(89,687)	$35,695	$110	$71,921	$(35,330)	$49,109

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	N/A	N/A	N/A	N/A	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	N/A	N/A
Class 2	$(3.43)	$1.26	$0.05	$9.21	$(3.32)	$3.85
Class 2a	N/A	N/A	N/A	N/A	$(1.98)	$2.65
Class 3	$(3.18)	$1.25	$0.09	$8.77	$(3.48)	$4.04
Class 3a	N/A	N/A	N/A	N/A	$(2.06)	$2.86

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended September 30, 2023 and 2022

	Frontier Balanced Fund		Frontier Select Fund
	9/30/2023	9/30/2022	9/30/2023	9/30/2022

Investment income:
Interest - net	$1,809	$-	$-	$-

Total Income/(loss)	1,809	-	-	-

Expenses:
Incentive Fees (rebate)	-	119,673	-	-
Interest - net	-	930	-	-
Management Fees	3,942	4,568	-	-
Service Fees - Class 1	40,231	64,895	7,152	14,259
Risk analysis Fees	1,570	1,370	-	-
Trading Fees	75,942	122,548	8,054	16,106

Total Expenses	121,685	313,984	15,206	30,365

Investment (loss) - net	(119,876)	(313,984)	(15,206)	(30,365)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(236,381)	512,060	-	-
Net unrealized gain/(loss) on private investment companies	(309,002)	(512,162)	(1,753)	40,650
Net realized gain/(loss) on private investment companies	57,137	683,095	6,729	56,597
Net change in open trade equity/(deficit)	93,155	(24,437)	-	-
Net realized gain/(loss) on U.S. Treasury securities	(1,952)	(2,853)	(399)	(1,531)
Net unrealized gain/(loss) on U.S. Treasury securities	283	(383)	38	(1,768)
Trading commissions	(2,649)	(2,279)	-	-
Change in fair value of investments in unconsolidated trading companies	11,668	421	2,153	5,275

Net gain/(loss) on investments	(387,741)	653,462	6,768	99,223

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(507,617)	339,478	(8,438)	68,858

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(507,617)	$339,478	$(8,438)	$68,858

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(5.99)	$3.57	$(0.45)	$3.25
Class 1AP	$(7.06)	$5.69	$(0.04)	$5.13
Class 2	$(9.53)	$7.68	$(0.06)	$6.18
Class 2a	$(8.23)	$6.66	N/A	N/A
Class 3a	$(8.20)	$6.68	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended September 30, 2023 and 2022

	Frontier Global Fund		Frontier Heritage Fund
	9/30/2023	9/30/2022	9/30/2023	9/30/2022

Investment income:
Interest - net	$-	$-	$-	$-

Total Income	-	-	-	-

Expenses:
Service Fees - Class 1	10,479	22,097	14,931	24,582
Trading Fees	19,480	38,321	24,687	37,296

Total Expenses	29,959	60,418	39,618	61,878

Investment (loss) - net	(29,959)	(60,418)	(39,618)	(61,878)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	(114,036)	190,825	(88,567)	229,849
Net realized gain/(loss) on private investment companies	110,035	288,046	54,002	201,265
Net realized gain/(loss) on U.S. Treasury securities	(288)	(2,435)	(448)	(2,067)
Net unrealized gain/(loss) on U.S. Treasury securities	73	(2,602)	(8)	(2,838)
Change in fair value of investments in unconsolidated trading companies	1,339	7,397	977	7,444

Net gain/(loss) on investments	(2,877)	481,231	(34,044)	433,653

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(32,836)	420,813	(73,662)	371,775

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(32,836)	$420,813	$(73,662)	$371,775

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(3.55)	$26.97	$(4.51)	$18.39
Class 1AP	N/A	N/A	$(4.59)	$25.20
Class 2	$(3.67)	$45.35	$(6.12)	$33.77

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds
Consolidated Statements of Operations (Unaudited)
For the Nine Months Ended September 30, 2023 and 2022

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	9/30/2023	9/30/2022	9/30/2023	9/30/2022	9/30/2023	9/30/2022

Investment income:
Interest - net	$3,583	$4,511	$2,110	$2,026	$2,964	$2,378

Total Income	3,583	4,511	2,110	2,026	2,964	2,378

Expenses:
Incentive Fees (rebate)	-	-	-	-	(5,126)	-
Service Fees - Class 1	648	850	252	416	137	201
Due Diligence Fees	2,079	3,110	506	749	232	336
Trading Fees	64,118	92,978	27,966	40,425	24,073	30,640

Total Expenses	66,845	96,938	28,724	41,590	19,316	31,177

Investment (loss) - net	(63,262)	(92,427)	(26,614)	(39,564)	(16,352)	(28,799)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	(478,478)	1,118,275	(104,623)	652,892	(285,276)	545,724
Net realized gain/(loss) on private investment companies	129,853	(130,808)	31,393	(133,152)	7,791	41,277
Net realized gain/(loss) on U.S. Treasury securities	(3,880)	(6,139)	(2,104)	(3,043)	(2,865)	(4,475)
Net unrealized gain/(loss) on U.S. Treasury securities	(365)	(3,411)	(805)	(744)	(4,101)	(1,596)
Change in fair value of investments in unconsolidated trading companies	3,966	23,672	3,003	8,778	10,869	13,196

Net gain/(loss) on investments	(348,904)	1,001,589	(73,136)	524,731	(273,582)	594,126

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(412,166)	909,162	(99,750)	485,167	(289,934)	565,327

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(412,166)	$909,162	$(99,750)	$485,167	$(289,934)	$565,327

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	N/A	N/A	N/A	N/A	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	N/A	N/A
Class 2	$(13.59)	$26.91	$(13.01)	$57.10	$(24.77)	$43.38
Class 2a	N/A	N/A	N/A	N/A	$(15.75)	$28.49
Class 3	$(12.64)	$25.47	$(12.16)	$54.06	$(25.98)	$45.51
Class 3a	N/A	N/A	N/A	N/A	$(16.59)	$30.31

The accompanying notes are an integral part of these consolidated financial statements.

The Series of the Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Nine Months Ended September 30, 2023 and 2022

	Frontier Balanced Fund		Frontier Select Fund
	9/30/2023	9/30/2022	9/30/2023	9/30/2022

Investment income:
Interest - net	$5,121	$-	$-	$-

Total Income/(loss)	5,121	-	-	-

Expenses:
Incentive Fees (rebate)	-	213,064	-	-
Interest - net	-	2,054	-	-
Management Fees	12,460	13,446	-	-
Service Fees - Class 1	128,705	201,554	24,144	40,141
Risk analysis Fees	4,125	4,034	-	-
Trading Fees	248,043	357,046	27,373	44,160

Total Expenses	393,333	791,198	51,517	84,301

Investment (loss) - net	(388,212)	(791,198)	(51,517)	(84,301)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(479,879)	831,679	-	-
Net unrealized gain/(loss) on private investment companies	(1,454,916)	4,449,986	(332,020)	1,403,544
Net realized gain/(loss) on private investment companies	229,463	(201,312)	49,888	(411,773)
Net change in open trade equity/(deficit)	151,260	47,357	-	-
Net realized gain/(loss) on U.S. Treasury securities	(11,575)	(18,956)	(3,029)	(3,736)
Net unrealized gain/(loss) on U.S. Treasury securities	(1,216)	(801)	(1,269)	(1,532)
Trading commissions	(7,452)	(7,087)	-	-
Change in fair value of investments in unconsolidated trading companies	5,269	49,885	5,144	12,104

Net gain/(loss) on investments	(1,569,046)	5,150,751	(281,286)	998,607

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(1,957,258)	4,359,553	(332,803)	914,306

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,957,258)	$4,359,553	$(332,803)	$914,306

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT

Class 1	$(21.89)	$39.18	$(15.75)	$41.87
Class 1AP	$(25.91)	$52.35	$(18.66)	$55.28
Class 2	$(34.94)	$70.61	$(24.77)	$73.37
Class 2a	$(30.20)	$61.19	N/A	N/A
Class 3a	$(30.10)	$61.20	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

The Series of the Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Nine Months Ended September 30, 2023 and 2022

	Frontier Global Fund		Frontier Heritage Fund
	9/30/2023	9/30/2022	9/30/2023	9/30/2022

Investment income:
Interest - net	$-	$-	$-	$-

Total Income	-	-	-	-

Expenses:
Service Fees - Class 1	43,728	61,883	50,464	68,047
Trading Fees	79,865	106,578	82,562	101,544

Total Expenses	123,593	168,461	133,026	169,591

Investment (loss) - net	(123,593)	(168,461)	(133,026)	(169,591)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	(677,875)	1,559,458	(543,617)	1,772,831
Net realized gain/(loss) on private investment companies	545,002	652,634	249,382	434,234
Net realized gain/(loss) on U.S. Treasury securities	3,682	(5,820)	(2,529)	(4,599)
Net unrealized gain/(loss) on U.S. Treasury securities	902	(2,543)	6,257	(3,134)
Change in fair value of investments in unconsolidated trading companies	(17,297)	18,704	(16,528)	17,402

Net gain/(loss) on investments	(145,586)	2,222,433	(307,035)	2,216,734

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(269,179)	2,053,972	(440,061)	2,047,143

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(269,179)	$2,053,972	$(440,061)	$2,047,143

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(15.75)	$117.61	$(22.12)	$95.73
Class 1AP	N/A	N/A	$(24.62)	$125.26
Class 2	$(19.10)	$191.15	$(32.94)	$167.62

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended September 30, 2023

	Frontier Diversified Fund						Frontier Masters Fund
	Class 2	Class 2	Class 3	Class 3	Non-		Class 2	Class 2	Class 3	Class 3	Non-
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, June 30, 2023	$7,625	$351,250	$17,847	$1,880,498	$-	$2,257,220	$4,396	$120,571	$1,560	$424,610	$-	$551,137

Redemption of Units	-	(58,198)	(3,000)	(145,179)	-	(206,377)	-	(4,663)	(400)	-	-	(5,063)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(303)	(13,774)	(630)	(74,980)	-	(89,687)	2	(387)	(4)	499	-	110
Owners’ Capital, September 30, 2023	$7,322	$279,278	$14,217	$1,660,339	$-	$1,961,156	$4,398	$115,521	$1,156	$425,109	-	$546,184
Owners’ Capital - Units, June 30, 2023	89	4,074	219	23,143			53	1,479	20	5,500
Redemption of Units (including transfers)	-	(701)	(37)	(1,879)			-	(63)	(5)	-
Owners’ Capital - Units, September 30, 2023	89	3,373	182	21,264			53	1,416	15	5,500
Net asset value per unit at June 30, 2023		$86.21		$81.26				$81.58		$77.20
Change in net asset value per unit for the three months ended September 30, 2023		(3.43)		(3.18)				0.05		$0.09
Net asset value per unit at September 30, 2023 (1)		$82.78		$78.08				$81.63		$77.29

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended September 30, 2023

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 2a		Class 3a		Non-
	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, June 30, 2023	$2,260	$16,739	$725,699	$7,542	$65,239	$1,108	$165,076	$-	$983,663

Redemption of Units	(1,100)	(7,084)	-	-	(24,666)	-	(17,403)	-	(50,253)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(66)	(620)	(27,297)	(256)	(2,043)	(37)	(5,011)	-	(35,330)

Owners’ Capital, September 30, 2023	$1,094	$9,035	$698,402	$7,286	$38,530	$1,071	$142,662	$-	$898,080

Owners’ Capital - Units, June 30, 2023	26	189	7,843	129	1,122	18	2,673

Redemption of Units (including transfers)	(13)	(83)	-	-	(435)	-	(283)

Owners’ Capital - Units, September 30, 2023	13	106	7,843	129	687	18	2,390

Net asset value per unit at June 30, 2023		$88.20	$92.53		$58.16		$61.76

Change in net asset value per unit for the three months ended September 30, 2023		(3.08)	(3.48)		(2.01)		(2.07)

Net asset value per unit at September 30, 2023 (1)		$85.12	$89.05		$56.15		$59.69

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended September 30, 2023

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a	Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Controlling Interests	Total

Owners’ Capital, June 30, 2023	$5,525,622	$63,807	$45,375	$1,223,780	$33,461	$-	$402,308	$-	$7,294,353

Redemption of Units	(118,529)	-	-	(101,475)	(6,000)	-	-	-	(226,004)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(397,684)	(4,145)	(2,947)	(74,967)	(1,925)	-	(25,949)	-	(507,617)

Owners’ Capital, September 30, 2023	$5,009,409	$59,662	$42,428	$1,047,338	$25,536	$-	$376,359	$-	$6,560,732

Owners’ Capital - Units, June 30, 2023	66,356	587	310	8,347	262	-	3,166

Redemption of Units (including transfers)	(1,531)	-	-	(707)	(48)	-	-

Owners’ Capital - Units, September 30, 2023	64,825	587	310	7,640	214	-	3,166

Net asset value per unit at June 30, 2023	$83.27	$108.71		$146.60		$127.50	$127.06

Change in net asset value per unit for the three months ended September 30, 2023	(5.99)	(7.06)		(9.53)		(8.23)	(8.20)

Net asset value per unit at September 30, 2023 (1)	$77.28	$101.65		$137.07		$119.27	$118.86

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended September 30, 2023

	Frontier Select Fund						Frontier Global Fund						Frontier Heritage Fund
	Class 1	Class 1AP	Class 2				Class 1	Class 2				Class 1	Class 1AP	Class 2
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total

Owners’ Capital, June 30, 2023	$990,050	$8,411	$11,892	$47,636	$-	$1,057,989	$1,559,030	$26,529	$88,031	$-	$1,673,590	$2,088,031	$11,379	$27,519	$190,362	$-	$2,317,291

Redemption of Units	(14,186)	-	(1,400)	-	-	(15,586)	(147,002)	(9,800)	(56,588)	-	(213,390)	(61,788)	-	(4,500)	-	-	(66,288)

Net increase/ (decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(8,342)	(4)	(65)	(27)	-	(8,438)	(30,199)	(50)	(2,587)	-	(32,836)	(67,924)	(292)	(562)	(4,884)	-	(73,662)

Owners’ Capital, September 30, 2023	$967,522	$8,407	$10,427	$47,609	$-	$1,033,965	$1,381,829	$16,679	$28,856	$-	$1,427,364	$1,958,319	$11,087	$22,457	$185,478	$-	$2,177,341

Owners’ Capital - Units, June 30, 2023	17,701	115	122	492			9,008	94	313			15,294	64	116	797

Redemption of Units(including transfers)	(262)	-	(15)	-			(857)	(34)	(209)			(461)	-	(19)	-

Owners’ Capital - Units, September 30, 2023	17,439	115	107	492			8,151	60	104			14,833	64	97	797

Net asset value per unit at June 30, 2023	$55.93	$73.09		$96.99			$173.07		$281.82			$136.53	$178.39		$238.73
Change in net asset value per for the three months ended September 30, 2023	(0.45)	(0.01)		(0.10)			(3.55)		(4.17)			(4.51)	(5.16)		(6.14)

Net asset value per unit at September 30, 2023 (1)	$55.48	$73.10		$96.89			$169.52		$277.65			$132.02	$173.23		$232.59

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Nine Months Ended September 30, 2023

	Frontier Diversified Fund						Frontier Masters Fund
	Class 2	Class 2	Class 3	Class 3	Non-		Class 2	Class 2	Class 3	Class 3	Non-
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2022	$8,523	$392,656	$20,433	$2,442,360	$-	$2,863,972	$5,100	$177,102	$2,214	$511,704	$-	$696,120

Redemption of Units	-	(58,198)	(3,500)	(428,952)	-	(490,650)	-	(33,821)	(800)	(15,565)	-	(50,186)

Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(1,201)	(55,180)	(2,716)	(353,069)	-	(412,166)	(702)	(27,760)	(258)	(71,030)	-	(99,750)

Owners’ Capital, September 30, 2023	$7,322	$279,278	$14,217	$1,660,339	$-	$1,961,156	$4,398	$115,521	$1,156	$425,109	-	$546,184

Owners’ Capital - Units, December 31, 2022	89	4,074	225	26,921			53	1,872	25	5,720

Redemption of Units (including transfers)	-	(701)	(43)	(5,657)			-	(456)	(10)	(220)

Owners’ Capital - Units, September 30, 2023	89	3,373	182	21,264			53	1,416	15	5,500

Net asset value per unit at December 31, 2022		$96.37		$90.72				$94.64		$89.45

Change in net asset value per unit for the nine months ended September 30, 2023		(13.59)		(12.64)				(13.01)		$(12.16)

Net asset value per unit at September 30, 2023 (1)		$82.78		$78.08				$81.63		$77.29

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Nine Months Ended September 30, 2023

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 2a		Class 3a		Non-
	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2022	$3,065	$25,648	$998,095	$9,328	$80,689	$1,369	$244,079	$-	$1,362,273

Redemption of Units	(1,350)	(11,488)	(82,793)	-	(24,666)	-	(53,962)	-	(174,259)

Net increase/(decrease)in Owners’ Capital resulting from operations attributable to controlling interests	(621)	(5,125)	(216,900)	(2,042)	(17,493)	(298)	(47,455)	-	(289,934)

Owners’ Capital, September 30, 2023	$1,094	$9,035	$698,402	$7,286	$38,530	$1,071	$142,662	$-	$898,080

Owners’ Capital - Units, December 31, 2022	28	234	8,677	129	1,122	18	3,199

Redemption of Units (including transfers)	(15)	(128)	(834)	-	(435)	-	(809)

Owners’ Capital - Units, September 30, 2023	13	106	7,843	129	687	18	2,390

Net asset value per unit at December 31, 2022		$109.65	$115.03		$71.93		$76.29

Change in net for the nine months ended September 30, 2023		(24.53)	(25.98)		(15.78)		(16.60)

Net asset value per unit at September 30, 2023 (1)		$85.12	$89.05		$56.15		$59.69

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Nine Months Ended September 30, 2023

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a	Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2022	$7,134,145	$74,869	$53,242	$1,549,544	$43,282	$-	$471,646	$-	$9,326,728

Redemption of Units	(599,006)	-	-	(199,732)	(10,000)	-	-	-	(808,738)

Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(1,525,730)	(15,207)	(10,814)	(302,474)	(7,746)	-	(95,287)	-	(1,957,258)

Owners’ Capital, September 30, 2023	$5,009,409	$59,662	$42,428	$1,047,338	$25,536	$-	$376,359	$-	$6,560,732

Owners’ Capital - Units, December 31, 2022	71,936	587	310	9,008	290	-	3,166

Redemption of Units (including transfers)	(7,111)	-	-	(1,368)	(76)	-	-

Owners’ Capital - Units, September 30, 2023	64,825	587	310	7,640	214	-	3,166

Net asset value per unit at December 31, 2022	$99.17	$127.56		$172.01		$149.47	$148.96

Change in net asset value for the nine months ended September 30, 2023		(21.89)	(25.91)	(34.94)		(30.20)	(30.10)

Net asset value per unit at September 30, 2023 (1)	$77.28	$101.65		$137.07		$119.27	$118.86

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Nine Months Ended September 30, 2023

	Frontier Select Fund						Frontier Global Fund						Frontier Heritage Fund
	Class 1	Class 1 AP	Class 2		Non-		Class 1	Class 2		Non-		Class 1	Class 1 AP	Class 2		Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2022	$1,417,113	$10,554	$15,168	$59,771	$-	$1,502,606	$2,689,125	$28,821	$110,257	$-	$2,828,203	$2,830,832	$12,657	$31,125	$211,743	$-	$3,086,357

Redemption of Units	(134,188)	-	(1,650)	-	-	(135,838)	(1,050,472)	(10,600)	(70,588)	-	(1,131,660)	(463,955)	-	(5,000)	-	-	(468,955)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(315,403)	(2,147)	(3,091)	(12,162)	-	(332,803)	(256,824)	(1,542)	(10,813)	-	(269,179)	(408,558)	(1,570)	(3,668)	(26,265)	-	(440,061)

Owners’ Capital, September 30, 2023	$967,522	$8,407	$10,427	$47,609	$-	$1,033,965	$1,381,829	$16,679	$28,856	$-	$1,427,364	$1,958,319	$11,087	$22,457	$185,478	$-	$2,177,341

Owners’ Capital - Units, December 31, 2022	19,894	115	124	492			14,514	97	371			18,366	64	118	797

Redemption of Units (including transfers)	(2,455)	-	(17)	-			(6,363)	(37)	(267)			(3,533)	-	(21)	-

Owners’ Capital - Units, September 30, 2023	17,439	115	107	492			8,151	60	104			14,833	64	97	797

Net asset value per unit at December 31, 2022	$71.23	$91.71		$121.70			$185.27		$297.25			$154.14	$198.42		$265.55
Change in net asset value per for the nine months ended September 30, 2023	(15.75)	(18.61)		(24.81)			(15.75)		(19. 60)			(22.12)	(25.19)		(32.96)
Net asset value per unit at September 30, 2023 (1)	$55.48	$73.10		$96.89			$169.52		$277.65			$132.02	$173.23		$232.59

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2023 and 2022

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	9/30/2023	9/30/2022	9/30/2023	9/30/2022	9/30/2023	9/30/2022

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(412,166)	$909,162	$(99,750)	$485,167	$(289,934)	$565,327
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	(95,447)	48,757	(70,101)	979	(78,010)	(52,325)
Net unrealized (gain)/loss on U.S. Treasury securities	365	3,411	805	744	4,101	1,596
Net realized (gain)/loss on U.S. Treasuries securities	3,880	6,139	2,104	3,043	2,865	4,475
Net unrealized (gain)/loss on private investment companies	478,478	(1,118,275)	104,623	(652,892)	285,276	(545,724)
Net realized (gain)/loss on private investment companies	(129,853)	130,808	(31,393)	133,152	(7,791)	(41,277)
(Purchases) sales of:
Sales of U.S. Treasury securities	261,948	120,242	145,804	74,127	183,545	124,709
(Purchases) of U.S. Treasury securities	(134,974)	(230,788)	(66,899)	(106,361)	(84,972)	(120,068)
U.S. Treasury interest and premium paid/amortized	3,583	4,511	2,110	2,026	2,964	2,378
(Purchases) of Private Investment Companies	(330,814)	(858,107)	(200,153)	(408,811)	(153,644)	(119,005)
Sale of Private Investment Companies	837,532	1,360,431	320,794	650,184	362,637	359,238
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	9,111	(5,822)	(9,100)	(4,199)	(7,500)	(13,874)
Interest receivable	866	40	225	(9)	576	(220)
Interest payable to Managing Owner	-	-	-	-	5	32
Trading fees payable to Managing Owner	(3,630)	972	(1,620)	1,003	(1,361)	344
Service fees payable to Managing Owner	(20)	12	(18)	8	(11)	6
Other liabilities	(537)	(1,695)	563	(698)	474	313

Net cash provided by (used in) operating activities	488,322	369,798	97,994	177,463	219,220	165,925

Cash Flows from Financing Activities:
Payments for redemption of units	(490,650)	(436,692)	(50,186)	(204,426)	(174,259)	(128,480)
Change in owner redemptions payable	-	-	(19,922)	-	(12,788)	(20,299)

Net cash provided by (used in) financing activities	(490,650)	(436,692)	(70,108)	(204,426)	(187,047)	(148,779)

Net increase (decrease) in cash and cash equivalents	(2,328)	(66,894)	27,886	(26,963)	32,173	17,146

Cash and cash equivalents, beginning of period	46,604	165,491	18,560	76,703	38,703	40,528
Cash and cash equivalents, end of period	$44,276	$98,597	$46,446	$49,740	$70,876	$57,674

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2023 and 2022

	Frontier Balanced Fund		Frontier Select Fund
	9/30/2023	9/30/2022	9/30/2023	9/30/2022

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(1,957,258)	$4,359,553	$(332,803)	$914,306
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	(151,260)	10,221	-	-
Net change in ownership allocation of U.S. Treasury securities	(68,304)	(66,139)	(91,078)	4,916
Net unrealized (gain)/loss on U.S. Treasury securities	1,216	801	1,269	1,532
Net realized (gain)/loss on U.S. Treasury securities	11,575	18,956	3,029	3,736
Net unrealized (gain)/loss on private investment companies	1,454,916	(4,449,986)	332,020	(1,403,544)
Net realized (gain)/loss on private investment companies	(229,463)	201,312	(49,888)	411,773
(Purchases) sales of:
Sales of U.S. Treasury securities	742,878	415,301	201,360	76,198
(Purchases) of U.S. Treasury securities	(512,963)	(455,797)	(87,947)	(119,711)
U.S. Treasury interest and premium paid/amortized	5,121	-	-	-
(Purchases) of Private Investment Companies	(1,104,486)	(2,278,438)	(140,021)	(795,374)
Sale of Private Investment Companies	2,949,044	4,473,084	324,958	986,182
Increase and/or decrease in:
Receivable from futures commission merchants	(181,099)	(311,264)	-	-
Investments in unconsolidated trading companies, at fair value	(7,569)	(21,373)	(3,066)	(10,196)
Interest receivable	3,629	(226)	525	(142)
Incentive fees payable to Managing Owner	-	65,663	-	-
Management fees payable to Managing Owner	(320)	190	-	-
Interest payable to Managing Owner	(583)	(510)	(25)	227
Trading fees payable to Managing Owner	(14,099)	5,962	(1,876)	1,374
Service fees payable to Managing Owner	(5,530)	873	(1,268)	1,143
Risk analysis fees payable	(232)	31	-	-
Subscriptions in advance for service fee rebates	11,114	17,013	418	731
Other liabilities	1,494	(2,417)	199	(31)

Net cash provided by (used in) operating activities	947,821	1,982,810	155,806	73,120

Cash Flows from Financing Activities:
Payments for redemption of units	(808,737)	(1,998,678)	(135,838)	(85,090)
Change in owner redemptions payable	(35,051)	(20,383)	-	13,913

Net cash provided by (used in) financing activities	(843,788)	(2,019,061)	(135,838)	(71,177)

Net increase (decrease) in cash and cash equivalents	104,033	(36,251)	19,968	1,943

Cash and cash equivalents, beginning of period	221,344	188,010	33,183	51,140
Cash and cash equivalents, end of period	$325,377	$151,759	$53,151	$53,083

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2023 and 2022

	Frontier Global Fund		Frontier Heritage Fund
	9/30/2023	9/30/2022	9/30/2023	9/30/2022

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(269,179)	$2,053,972	$(440,061)	$2,047,143
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	384,400	(354)	(2,273)	49,074
Net unrealized (gain)/loss on U.S. Treasury securities	(902)	2,543	(6,257)	3,134
Net realized (gain)/loss on U.S. Treasury securities	(3,682)	5,820	2,529	4,599
Net unrealized (gain)/loss on private investment companies	677,875	(1,559,458)	543,617	(1,772,831)
Net realized (gain)/loss on private investment companies	(545,002)	(652,634)	(249,382)	(434,234)
(Purchases) sale of:
Sales of U.S. Treasury Securities	(238,642)	96,651	165,494	49,100
(Purchases) of U.S. Treasury securities	(118,893)	(226,579)	(119,719)	(216,116)
(Purchases) of Private Investment Companies	(436,688)	(510,912)	(566,310)	(367,047)
Sale of Private Investment Companies	1,682,752	1,532,152	1,100,115	1,113,210
Investments in unconsolidated trading companies, at fair value	5,457	(42,917)	18,390	(45,162)
Interest receivable	492	(678)	934	(791)
Interest payable to Managing Owner	(138)	506	(286)	561
Trading fees payable to Managing Owner	(6,562)	3,468	(3,805)	4,113
Service fees payable to Managing Owner	(3,171)	2,494	(2,083)	2,605
Subscriptions in advance for service fee rebates	1,847	2,652	5,372	7,259
Other liabilities	(319)	935	(1,099)	2,042

Net cash provided by (used in) operating activities	1,129,645	707,661	445,176	446,659

Cash Flows from Financing Activities:
Payments for redemption of units	(1,131,660)	(628,393)	(468,955)	(349,399)
Change in owner redemptions payable	-	(27,561)	-	-

Net cash provided by (used in) financing activities	(1,131,660)	(655,954)	(468,955)	(349,399)

Net increase (decrease) in cash and cash equivalents	(2,015)	51,707	(23,779)	97,260

Cash and cash equivalents, beginning of period	26,333	128,021	45,466	48,839
Cash and cash equivalents, end of period	$24,318	$179,728	$21,687	$146,099

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

As of September 30, 2023, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into two separate Classes—Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund and Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Global Fund, separates Units into two separate Classes—Class 1 and Class 2. The Trust, with respect to the Frontier Balanced Fund, separates Units into five separate Classes—Class 1, Class 1AP, Class 2, Class 2a and Class 3a. The Trust, with respect to the Frontier Long/Short Commodity Fund, separates Units into four separate Classes—Class 2, Class 2a, Class 3 and Class 3a.

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

Receivable from Futures Commission Merchants—The Series of the Trust deposit assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust, with respect to the Series, earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of September 30, 2023 and December 31, 2022 included restricted cash for margin requirements of $548,249 and $320,939 respectively, for the Frontier Balanced Fund.

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

Each Series allocates funds to an affiliated Trading Company, or Trading Companies, of the Trust or unaffiliated Galaxy Plus entity. Each Trading Company allocates all of its daily trading gains or losses to the Series in proportion to each Series’ ownership trading level interest in the Trading Company, adjusted on a daily basis (except for Trading Advisors and other investments such as swaps that are directly allocated to a specific Series). Likewise, trading gains and losses earned and incurred by the Series through their investments in Galaxy Plus entities are allocated to those Series on a daily basis. The allocation of gains and losses in Galaxy Plus entities are based on each Series pro-rata shares of the trading level of that entity which is updated at the beginning of each month or more frequently if there is a subscription or redemption activity in the entity. The value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Companies or Galaxy Plus entities.

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

In the opinion of the Managing Owner, (i) the Trust, with respect to the Series, is treated as a partnership for federal income tax purposes and, assuming that at least 90% of the gross income of the Trust constitutes “qualifying income” within the meaning of Section 7704(d) of the Code, (ii) the Trust is not a publicly traded partnership treated as a corporation, and (iii) the discussion set forth in the prospectus filed by the Trust on January 31, 2019 pursuant to Rule 424(b)(3) of the Securities Act of 1933 (File No. 333-210313) (the “Prospectus”) under the heading “U.S. Federal Income Tax Consequences” correctly summarizes the material federal income tax consequences as of the date of the Prospectus to potential U.S. Limited Owners of the purchase, ownership and disposition of Units of the Trust.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2022, 2021 and 2020, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2024 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as subscriptions in advance for service fee rebates of $22,650, $393, $31,725, $402,571, $22,464, $164,232 and $85,039 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively, as of September 30, 2023.

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

The following table summarizes investment in each Series measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

September 30, 2023	Practical Expedient	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$19,560	$-	$-	$-	$19,560
U.S. Treasury Securities	-	2,843	-	-	2,843
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	20,518	-	-	-	20,518
U.S. Treasury Securities	-	2,982	-	-	2,982
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	31,310	-	-	-	31,310
U.S. Treasury Securities	-	4,551	-	-	4,551
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	143,738	-	-	-	143,738
Open Trade Equity (Deficit)		152,930	-	-	152,930
U.S. Treasury Securities	-	20,893	-	-	20,893
Frontier Select Fund
Investment in Unconsolidated Trading Companies	23,480	-	-	-	23,480
U.S. Treasury Securities	-	3,413	-	-	3,413
Frontier Global Fund
Investment in Unconsolidated Trading Companies	10,743	-	-	-	10,743
U.S. Treasury Securities	-	1,562	-	-	1,562
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	9,580	-	-	-	9,580
U.S. Treasury Securities	-	1,393	-	-	1,393

December 31, 2022	Practical Expedient	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$28,671	$-	$-	$-	$28,671
U.S. Treasury Securities	-	42,198	-	-	42,198
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	11,418	-	-	-	11,418
U.S. Treasury Securities	-	16,805	-	-	16,805
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	23,810	-	-	-	23,810
U.S. Treasury Securities	-	35,044	-	-	35,044
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	136,169	-	-	-	136,169
Open Trade Equity (Deficit)	-	1,670	-	-	1,670
U.S. Treasury Securities	-	200,417	-	-	200,417
Frontier Select Fund
Investment in Unconsolidated Trading Companies	20,414	-	-	-	20,414
U.S. Treasury Securities	-	30,046	-	-	30,046
Frontier Global Fund
Investment in Unconsolidated Trading Companies	16,200	-	-	-	16,200
U.S. Treasury Securities	-	23,843	-	-	23,843
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	27,970	-	-	-	27,970
U.S. Treasury Securities	-	41,167	-	-	41,167

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of September 30, 2023, none of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as collateral within the swap fair value within the Statements of Financial Condition. The cash held with the counterparty is not restricted.

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

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023		As of December 31, 2022
	Percentage of		Percentage of
	Series Total		Series Total
	Capital Invested in		Capital Invested in
Series	Unconsolidated Trading Companies	Fair Value	Unconsolidated Trading Companies	Fair Value

Frontier Diversified Series —
Frontier Trading Company XXXVIII	1.00%	$19,560	1.00%	$28,671
Frontier Masters Fund —
Frontier Trading Company XXXVIII	3.76%	$20,518	1.64%	$11,418
Frontier Long/Short Commodity Fund —
Frontier Trading Company XXXVIII	3.49%	$31,310	1.75%	$23,810
Frontier Balanced Fund —
Frontier Trading Company XXXVIII	2.19%	$143,738	1.46%	$136,169
Frontier Select Fund —
Frontier Trading Companies XXXVIII	2.27%	$23,480	1.36%	$20,414
Frontier Global Fund —
Frontier Trading Company XXXVIII	0.75%	$10,743	0.57%	$16,200
Frontier Heritage Fund —
Frontier Trading Company XXXVIII	0.44%	$9,580	0.91%	$27,970

The following tables summarize each of the Series’ equity in earnings from unconsolidated Trading Companies and private investment companies for the three and nine months ended September 30, 2023 and 2022.

Three months ended September 30, 2023 and 2022

	Three Months Ended September, 2023				Three Months Ended September, 2022
			Change in	Net			Change in	Net
	Trading	Realized	Unrealized	Income	Trading	Realized	Unrealized	Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Frontier Balanced Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$11,668	$11,668	$-	$-	$421	$421
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	-	51,689	(33,783)	17,906	(1,040)	452,263	(88,970)	362,253
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	-	(28,838)	59,087	30,249	(736)	(52,022)	(71,659)	(124,417)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(4,660)	(48,499)	(235,274)	(288,433)	(5,506)	42	(505,134)	(510,598)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(1,442)	14,105	(65,599)	(52,936)	(1,601)	6,867	206,639	211,905
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(2,507)	79,118	(169,134)	(92,523)	(4,678)	188,433	(28,658)	155,097
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC	(646)	(10,438)	142,946	131,862	(617)	87,512	(11,558)	75,337

Total	$(9,255)	$57,137	$(290,089)	$(242,207)	$(14,178)	$683,095	$(498,919)	$169,998

Frontier Global Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$1,339	$1,339	$-	$-	$7,397	$7,397
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	-	110,035	(114,036)	(4,001)	(1,329)	288,046	192,153	478,870

Total	$-	$110,035	$(112,697)	$(2,662)	$(1,329)	$288,046	199,550	$486,267

Frontier Select Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$2,153	$2,153	$-	$-	$5,275	$5,275
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,505)	8,150	(56,618)	(49,973)	(2,281)	32,649	38,286	68,654
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC	(292)	(1,421)	56,662	54,949	(255)	23,948	4,901	28,594

Total	$(1,797)	$6,729	$2,197	$7,129	$(2,536)	$56,597	$48,462	$102,523

Frontier Heritage Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$977	$977	$-	$-	$7,444	$7,444
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	-	53,012	(62,236)	(9,224)	(1,086)	193,955	183,775	376,644
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(830)	990	(25,501)	(25,341)	(1,685)	7,310	48,844	54,469
								-
Total	$(830)	$54,002	$(86,760)	$(33,588)	$(2,771)	$201,265	$240,063	$438,557

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$2,351	$2,351	$-	$-	$4,928	$4,928
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	(2,780)	3,843	1,063	(132)	824	20,300	20,992
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(729)	1,224	(26,649)	(26,154)	(1,114)	9,642	23,276	31,804
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC	(253)	(4,804)	(983)	(6,040)	(363)	4,820	1,301	5,758
Total	$(982)	$(6,360)	$(21,438)	$(28,780)	$(1,609)	$15,286	$49,805	$63,482

Frontier Diversified Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$2,699	$2,699	$-	$-	$7,026	$7,026
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	-	20,880	(17,805)	3,075	(375)	125,128	7,414	132,167
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	-	(10,390)	32,306	21,916	(407)	(17,962)	(48,490)	(66,859)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(1,279)	(13,829)	(65,490)	(80,598)	(1,351)	11	(126,844)	(128,184)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(510)	1,577	(20,285)	(19,218)	(602)	1,631	78,920	79,949
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(772)	(1,760)	(23,310)	(25,842)	(1,114)	32,189	6,547	37,622
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC	(135)	(2,576)	30,513	27,802	(109)	26,364	(17,208)	9,047

Total	$(2,696)	$(6,098)	$(61,372)	$(70,166)	$(3,958)	$167,361	$(92,635)	$70,768

Frontier Masters Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$1,559	$1,559	$-	$-	$2,849	$2,849
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	-	4,038	(4,323)	(285)	(152)	41,926	13,616	55,390
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(365)	(4,084)	(7,833)	(12,282)	(440)	11,840	5,589	16,989
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC	(103)	(359)	20,269	19,807	(88)	4,612	8,503	13,027

Total	$(468)	$(405)	$9,672	$8,799	$(680)	$58,378	$30,557	$88,255

Nine months ended September 30, 2023 and 2022

	Nine Months Ended September, 2023				Nine Months Ended September, 2022
			Change in	Net			Change in	Net
	Trading	Realized	Unrealized	Income	Trading	Realized	Unrealized	Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)

Frontier Balanced Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$5,269	$5,269	$-	$-	$49,885	$49,885
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(4,086)	280,227	(274,067)	2,074	(3,291)	563,544	1,119,184	1,679,437
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(3,112)	(257,794)	322,439	61,533	(7,304)	(118,006)	(1,205,437)	(1,330,747)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(14,268)	(69,004)	(379,140)	(462,412)	(15,581)	15,020	421,812	421,251
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(4,473)	54,122	(380,589)	(330,939)	(5,289)	83,798	1,101,639	1,180,148
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(8,195)	313,262	(736,949)	(431,882)	(17,203)	391,790	1,065,639	1,440,226
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC	(2,161)	(91,350)	30,614	(62,897)	(1,885)	130,311	730,608	859,034
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC	-	-	-	-	-	(1,267,769)	1,265,738	(2,031)
Total	$(36,295)	$229,463	$(1,412,423)	$(1,219,254)	$(50,553)	$(201,312)	$4,549,068	$4,297,203

Frontier Global Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(17,297)	$(17,297)	$-	$-	$18,704	$18,704
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(5,374)	545,002	(672,501)	(132,873)	(4,120)	652,634	1,563,577	2,212,091
Total	$(5,374)	$545,002	$(689,798)	$(150,170)	$(4,120)	$652,634	$1,582,281	$2,230,795

Frontier Select Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$5,144	$5,144	$-	$-	$12,104	$12,104
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(4,696)	69,380	(316,377)	(251,693)	(7,638)	125,636	552,436	670,434
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC	-	-	-	-	-	(577,421)	576,576	(845)
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC	(922)	(19,492)	(10,025)	(30,439)	(730)	40,012	282,901	322,183
Total	$(5,618)	$49,888	$(321,258)	$(276,988)	$(8,368)	$(411,773)	$1,424,017	$1,003,876

Frontier Heritage Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(16,528)	$(16,528)	$-	$-	$17,402	$17,402
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(5,007)	201,424	(312,392)	(115,975)	(3,283)	332,745	1,366,680	1,696,142
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(3,125)	47,958	(223,093)	(178,260)	(5,856)	101,489	415,289	510,922
Total	$(8,132)	$249,382	$(552,013)	$(310,763)	$(9,139)	$434,234	$1,799,371	$2,224,466

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$10,869	$10,869	$-	$-	$13,196	$13,196
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(149)	3,292	(91,635)	(88,492)	(852)	(24,735)	158,580	132,993
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(2,275)	16,170	(138,090)	(124,195)	(3,815)	65,193	271,287	332,665
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC	(758)	(11,671)	(52,369)	(64,798)	(3,241)	819	123,766	121,344
Total	$(3,182)	$7,791	$(271,225)	$(266,616)	$(7,908)	$41,277	$566,829	$600,198

Frontier Diversified Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$3,966	$3,966	$-	$-	$23,672	$23,672
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,434)	137,538	(158,310)	(22,206)	(1,221)	204,523	429,606	632,908
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(2,135)	(18,721)	69,613	48,757	(3,876)	(34,949)	(655,158)	(693,983)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(3,901)	(14,778)	(105,441)	(124,120)	(3,699)	4,154	83,876	84,331
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(1,589)	29,780	(149,332)	(121,142)	(2,210)	44,456	415,959	458,205
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(2,449)	9,119	(133,932)	(127,262)	(3,981)	88,311	259,627	343,957
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC	-	-	-	-	-	(475,536)	475,137	(399)
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC	(405)	(13,085)	10,838	(2,652)	(353)	38,233	124,568	162,448
Total	$(11,913)	$129,853	$(462,598)	$(344,659)	$(15,340)	$(130,808)	$1,157,287	$1,011,139

Frontier Masters Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$3,003	$3,003	$-	$-	$8,778	$8,778
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(618)	49,741	(58,592)	(9,469)	(486)	85,405	176,727	261,646
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,076)	(14,491)	(43,412)	(58,979)	(1,657)	94,111	64,931	157,385
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC	-	-	-	-	-	(318,723)	318,481	(242)
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC	(301)	(3,857)	(624)	(4,782)	(231)	6,055	95,129	100,953
Total	$(1,995)	$31,393	$(99,625)	$(70,227)	$(2,374)	$(133,152)	$664,046	$528,520

The Series investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions
Frontier Diversified Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

Frontier Masters Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None

Frontier Long/Short Commodity Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (552) LLC	24 hours	Daily	None

Frontier Balanced Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

Frontier Select Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None

Frontier Global Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

Frontier Heritage Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

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

The Managing Owner has determined that the purchase of additional units of the relevant series will commence in 2023. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $22,650, $393, $31,725, $402,571, $22,464, $164,232 and $85,039 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively, as of September 30, 2023.

The following table summarizes fees earned by the Managing Owner for the three and nine months ended September 30, 2023 and 2022.

Three Months Ended September 30, 2023	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$213	$19,265
Frontier Masters Fund	-	-	75	8,796
Frontier Long/Short Commodity Fund	-	-	36	6,783
Frontier Balanced Fund	-	3,942	40,231	75,942
Frontier Select Fund	-	-	7,152	8,054
Frontier Global Fund	-	-	10,479	19,480
Frontier Heritage Fund	-	-	14,931	24,687

Three Months Ended September 30, 2022	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$285	$30,682
Frontier Masters Fund	-	-	149	14,561
Frontier Long/Short Commodity Fund	-	-	75	11,590
Frontier Balanced Fund	119,673	4,568	64,895	122,548
Frontier Select Fund	-	-	14,259	16,106
Frontier Global Fund	-	-	22,097	38,321
Frontier Heritage Fund	-	-	24,582	37,296

Nine Months Ended September 30, 2023	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$648	$64,118
Frontier Masters Fund	-	-	252	27,966
Frontier Long/Short Commodity Fund	(5,126)	-	137	24,073
Frontier Balanced Fund	-	12,460	128,705	248,043
Frontier Select Fund	-	-	24,144	27,373
Frontier Global Fund	-	-	43,728	79,865
Frontier Heritage Fund	-	-	50,464	82,562

Nine Months Ended September 30, 2022	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	-	$850	$92,978
Frontier Masters Fund	-	-	416	40,425
Frontier Long/Short Commodity Fund	-	-	201	30,640
Frontier Balanced Fund	213,064	13,446	201,554	357,046
Frontier Select Fund	-	-	40,141	44,160
Frontier Global Fund	-	-	61,883	106,578
Frontier Heritage Fund	-	-	68,047	101,544

The following table summarizes fees payable to the Managing Owner as of September 30, 2023 and December 31, 2022.

As of September 30, 2023	Incentive (Rebate) Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$65	$6,023
Frontier Masters Fund	-	-	-	25	2,823
Frontier Long/Short Commodity Fund	-	-	58	10	2,086
Frontier Balanced Fund	692	1,253	1,723	11,254	22,847
Frontier Select Fund	-	-	317	2,362	2,578
Frontier Global Fund	-	-	164	3,266	5,918
Frontier Heritage Fund	-	-	161	4,349	7,874

As of December 31, 2022	Incentive (Rebate) Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$85	$9,653
Frontier Masters Fund	-	-	-	43	4,443
Frontier Long/Short Commodity Fund	-	-	53	21	3,447
Frontier Balanced Fund	692	1,573	2,306	16,784	36,946
Frontier Select Fund	-	-	342	3,630	4,454
Frontier Global Fund	-	-	302	6,437	12,480
Frontier Heritage Fund	-	-	447	6,432	11,679

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

The following table outlines the interest paid by each Series to the Managing Owner and its ratio to average net assets for the three and nine months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Three Months Ended	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets

Frontier Long/Short Commodity Fund Class 2	2	5	0.01%	0.01%
Frontier Long/Short Commodity Fund Class 3	118	174	0.02%	0.02%
Frontier Balanced Fund Class 1	3,111	1,393	0.06%	0.02%
Frontier Balanced Fund Class 1AP	36	14	0.06%	0.02%
Frontier Balanced Fund Class 2	673	331	0.06%	0.02%
Frontier Balanced Fund Class 2a	3	2	0.01%	0.00%
Frontier Balanced Fund Class 3a	46	17	0.01%	0.00%
Frontier Select Fund Class 1	800	1,045	0.08%	0.07%
Frontier Select Fund Class 1AP	7	8	0.09%	0.07%
Frontier Select Fund Class 2	48	54	0.09%	0.07%
Frontier Global Fund Class 1	522	1,670	0.04%	0.06%
Frontier Global Fund Class 2	26	84	0.04%	0.06%
Frontier Heritage Fund Class 1	914	1,553	0.05%	0.05%
Frontier Heritage Fund Class 1AP	5	7	0.05%	0.05%
Frontier Heritage Fund Class 2	95	131	0.05%	0.05%
Total	$6,406	$6,488

	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Nine months ended September 30	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets

Frontier Long/Short Commodity Fund Class 2	$13	$12	0.06%	0.04%
Frontier Long/Short Commodity Fund Class 3	521	407	0.06%	0.04%
Frontier Balanced Fund Class 1	9,323	8,043	0.17%	0.09%
Frontier Balanced Fund Class 1AP	106	75	0.17%	0.09%
Frontier Balanced Fund Class 2	2,086	1,759	0.17%	0.09%
Frontier Balanced Fund Class 2a	10	11	0.03%	0.02%
Frontier Balanced Fund Class 3a	133	90	0.03%	0.02%
Frontier Select Fund Class 1	2,888	2,407	0.27%	0.14%
Frontier Select Fund Class 1AP	24	19	0.27%	0.13%
Frontier Select Fund Class 2	166	124	0.27%	0.14%
Frontier Global Fund Class 1	544	3,834	0.03%	0.14%
Frontier Global Fund Class 2	32	222	0.03%	0.13%
Frontier Heritage Fund Class 1	1,271	3,411	0.06%	0.11%
Frontier Heritage Fund Class 1AP	7	14	0.06%	0.11%
Frontier Heritage Fund Class 2	125	300	0.06%	0.11%
Total	$17,249	$20,728

7. Financial Highlights

The following information presents the financial highlights of the Series for the three and nine months ended September 30, 2023, and 2022. This data has been derived from the information presented in the consolidated financial statements.

For the three months ended September 30, 2023

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, June 30, 2023	$86.21	$81.26	$81.58	$77.20	$88.20	$58.16	$92.53	$61.76
Net operating results:
Interest income	0.04	0.04	0.09	0.08	0.06	0.04	0.06	0.04
Expenses	(0.79)	(0.75)	(1.31)	(1.26)	(0.63)	(0.42)	(0.66)	(0.44)
Net gain/(loss) on investments, net of non-controlling interests	(2.68)	(2.47)	1.27	1.27	(2.74)	(1.60)	(2.88)	(1.66)
Net income/(loss)	(3.43)	(3.18)	0.05	0.09	(3.32)	(1.98)	(3.48)	(2.06)
Net asset value, September 30, 2023	$82.78	$78.08	$81.63	$77.29	$84.88	$56.18	$89.05	$59.70

Ratios to average net assets
Net investment income/(loss)	-3.57%	-3.57%	-6.26%	-6.26%	-2.62%	-2.62%	-2.62%	-2.62%
Expenses before incentive fees (3)(4)	3.77%	3.77%	6.70%	6.70%	2.90%	2.90%	2.90%	2.90%
Expenses after incentive fees (3)(4)	3.77%	3.77%	6.70%	6.70%	2.90%	2.90%	2.90%	2.90%
Total return before incentive fees (2)	-3.98%	-3.91%	0.06%	0.12%	-3.76%	-3.41%	-3.77%	-3.34%
Total return after incentive fees (2)	-3.98%	-3.91%	0.06%	0.12%	-3.76%	-3.41%	-3.77%	-3.34%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2023	$83.27	$108.71	$146.60	$127.50	$127.06	$55.93	$73.09	$96.99
Net operating results:
Interest income	0.00	0.03	1.00	0.00	0.03	0.00	0.00	0.00
Expenses	(2.00)	(1.24)	(62.00)	(1.00)	(1.45)	(0.83)	(0.56)	(1.00)
Net gain/(loss) on investments, net of non-controlling interests	(3.99)	(5.85)	51.47	(7.23)	(6.78)	0.38	0.52	0.94
Net income/(loss)	(5.99)	(7.06)	(9.53)	(8.23)	(8.20)	(0.45)	(0.04)	(0.06)
Net asset value, September 30, 2023	$77.28	$101.65	$137.07	$119.27	$118.86	$55.48	$73.05	$96.93
Ratios to average net assets
Net investment income/(loss)	-7.82%	-4.71%	-4.71%	-4.71%	-4.71%	-6.18%	-3.17%	-3.17%
Expenses before incentive fees (3)(4)	7.93%	4.82%	4.82%	4.82%	4.82%	6.18%	3.17%	3.17%
Expenses after incentive fees (3)(4)	7.93%	4.82%	4.82%	4.82%	4.82%	6.18%	3.17%	3.17%
Total return before incentive fees (2)	-7.20%	-6.50%	-6.50%	-6.45%	-6.45%	-0.81%	-0.06%	-0.06%
Total return after incentive fees (2)	-7.20%	-6.50%	-6.50%	-6.45%	-6.45%	-0.81%	-0.06%	-0.06%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2023	$173.07	$281.82	$136.53	$178.39	$238.73
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(4.64)	(4.65)	(2.00)	(1.53)	(2.05)
Net gain/(loss) on investments, net of non-controlling interests	1.09	0.98	(2.51)	(3.06)	(4.07)
Net income/(loss)	(3.55)	(3.67)	(4.51)	(4.59)	(6.12)
Net asset value, September 30, 2023	$169.52	$278.15	$132.02	$173.80	$232.61

Ratios to average net assets
Net investment income/(loss)	-11.03%	-6.74%	-5.65%	-3.54%	-3.54%
Expenses before incentive fees (3)(4)	11.03%	6.74%	5.65%	3.54%	3.54%
Expenses after incentive fees (3)(4)	11.03%	6.74%	5.65%	3.54%	3.54%
Total return before incentive fees (2)	-2.05%	-1.30%	-3.30%	-2.58%	-2.56%
Total return after incentive fees (2)	-2.05%	-1.30%	-3.30%	-2.58%	-2.56%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the consolidated statements of operations of the Series, see footnote 6.
(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

For the three months ended September 30, 2022

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, June 30, 2022	$114.63	$107.78	$118.06	$111.44	$129.50	$84.59	$135.85	$89.61
Net operating results:
Interest income	0.06	0.05	0.10	0.09	0.08	0.05	0.09	0.06
Expenses	(1.03)	(0.97)	(1.91)	(1.80)	(0.93)	(0.61)	(0.97)	(0.06)
Net gain/(loss) on investments, net of non-controlling interests	2.23	2.17	11.02	10.48	4.70	3.20	4.93	3.45
Net income/(loss)	1.26	1.25	9.21	8.77	3.85	2.65	4.04	2.86
Net asset value, September 30, 2022	$115.89	$109.03	$127.27	$120.21	$133.35	$87.24	$139.89	$92.47

Ratios to average net assets
Net investment income/(loss)	-3.57%	-3.57%	-6.49%	-6.49%	-2.64%	-2.64%	-2.64%	-2.64%
Expenses before incentive fees (3)(4)	3.78%	3.78%	6.85%	6.85%	2.89%	2.89%	2.89%	2.89%
Expenses after incentive fees (3)(4)	3.78%	3.78%	6.85%	6.85%	2.89%	2.89%	2.89%	2.89%
Total return before incentive fees (2)	1.10%	1.16%	7.80%	7.87%	2.97%	3.13%	2.97%	3.19%
Total return after incentive fees (2)	1.10%	1.16%	7.80%	7.87%	2.97%	3.13%	2.97%	3.19%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2022	$118.43	$150.04	$202.33	$175.51	$175.09	$102.01	$129.36	$171.66
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(3.36)	(3.18)	(130.09)	(3.73)	(3.71)	(1.45)	(0.95)	(1.26)
Net gain/(loss) on investments, net of non-controlling interests	6.92	8.87	137.77	10.38	10.38	4.70	6.08	8.07
Net income/(loss)	3.57	5.69	7.68	6.66	6.68	3.25	5.13	6.81
Net asset value, September 30, 2022	$122.00	$155.73	$210.01	$182.17	$181.77	$105.26	$134.49	$178.47

Ratios to average net assets
Net investment income/(loss)	-8.76%	-5.70%	-5.70%	-5.70%	-5.70%	-6.21%	-3.20%	-3.20%
Expenses before incentive fees (3)(4)	7.68%	4.63%	4.63%	4.63%	4.63%	6.21%	3.20%	3.20%
Expenses after incentive fees (3)(4)	8.76%	5.70%	5.70%	5.70%	5.70%	6.21%	3.20%	3.20%
Total return before incentive fees (2)	4.09%	4.87%	4.87%	4.87%	4.89%	3.18%	3.97%	3.97%
Total return after incentive fees (2)	3.01%	3.79%	3.79%	3.79%	3.81%	3.18%	3.97%	3.97%

Incentive fee per share	1.20	1.53	62.50	1.79	1.78	-	-	-
Incentive Fee to ANA	1.08%	1.08%	1.08%	1.08%	1.08%	0.00%	0.00%	0.00%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2022	$200.09	$316.20	$180.77	$229.22	$306.76
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(3.94)	(3.89)	(3.17)	(2.35)	(3.14)
Net gain/(loss) on investments, net of non-controlling interests	30.91	49.23	21.56	27.57	36.91
Net income/(loss)	26.97	45.35	18.39	25.23	33.77
Net asset value, September 30, 2022	$227.06	$361.55	$199.16	$254.45	$340.53

Ratios to average net assets
Net investment income/(loss)	-7.97%	-4.96%	-7.20%	-4.19%	-4.19%
Expenses before incentive fees (3)(4)	7.97%	4.96%	7.20%	4.19%	4.19%
Expenses after incentive fees (3)(4)	7.97%	4.96%	7.20%	4.19%	4.19%
Total return before incentive fees (2)	13.48%	14.34%	10.18%	11.01%	11.01%
Total return after incentive fees (2)	13.48%	14.34%	10.18%	11.01%	11.01%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the consolidated statements of operations of the Series, see footnote 6.
(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

For the nine months ended September 30, 2023

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2022	$96.37	$90.72	$94.64	$89.45	$109.65	$71.93	$115.03	$76.29
Net operating results:
Interest income	0.13	0.12	0.30	0.29	0.26	0.17	0.27	0.18
Expenses	(2.40)	(2.27)	(4.10)	(3.86)	(1.68)	(1.10)	(1.75)	(1.17)
Net gain/(loss) on investments, net of non-controlling interests	(11.32)	(10.50)	(9.22)	(8.59)	(23.34)	(14.82)	(24.51)	(15.60)
Net income/(loss)	(13.59)	(12.64)	(13.01)	(12.16)	(24.77)	(15.75)	(25.98)	(16.59)
Net asset value, September 30, 2023	$82.78	$78.08	$81.63	$77.29	$84.88	$56.18	$89.05	$59.70

Ratios to average net assets
Net investment income/(loss)	-3.61%	-3.61%	-6.25%	-6.25%	-2.14%	-2.14%	-2.14%	-2.17%
Expenses before incentive fees (3)(4)	3.82%	3.82%	6.75%	6.75%	2.97%	2.97%	2.97%	3.09%
Expenses after incentive fees (3)(4)	3.82%	3.82%	6.75%	6.75%	2.97%	2.97%	2.97%	3.09%
Total return before incentive fees (2)	-14.10%	-13.93%	-13.75%	-13.59%	-22.59%	-21.90%	-22.59%	-21.75%
Total return after incentive fees (2)	-14.10%	-13.93%	-13.75%	-13.59%	-22.59%	-21.90%	-22.59%	-21.75%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2022	$99.17	$127.56	$172.01	$149.47	$148.96	$71.23	$91.71	$121.70
Net operating results:
Interest income	0.06	0.07	0.00	0.09	0.09	0.00	0.00	0.00
Expenses	(4.89)	(3.87)	(5.00)	(4.56)	(4.53)	(2.69)	(2.00)	(2.39)
Net gain/(loss) on investments, net of non-controlling interests	(17.06)	(22.11)	(29.94)	(25.73)	(25.66)	(13.06)	(16.66)	(22.38)
Net income/(loss)	(21.89)	(25.91)	(34.94)	(30.20)	(30.10)	(15.75)	(18.66)	(24.77)
Net asset value, September 30, 2023	$77.28	$101.65	$137.07	$119.27	$118.86	$55.48	$73.05	$96.93

Ratios to average net assets
Net investment income/(loss)	-7.85%	-4.75%	-4.75%	-4.75%	-4.75%	-6.19%	-3.19%	-3.19%
Expenses before incentive fees (3)(4)	7.94%	4.85%	4.85%	4.85%	4.85%	6.19%	3.19%	3.19%
Expenses after incentive fees (3)(4)	7.94%	4.85%	4.85%	4.85%	4.85%	6.19%	3.19%	3.19%
Total return before incentive fees (2)	-22.08%	-20.31%	-20.31%	-20.20%	-20.20%	-22.11%	-20.35%	-20.35%
Total return after incentive fees (2)	-22.08%	-20.31%	-20.31%	-20.20%	-20.20%	-22.11%	-20.35%	-20.35%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2022	$185.27	$297.25	$154.14	$198.42	$265.55
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(10.00)	(10.00)	(7.00)	(6.00)	(8.00)
Net gain/(loss) on investments, net of non-controlling interests	(5.75)	(9.10)	(15.12)	(18.62)	(24.94)
Net income/(loss)	(15.75)	(19.10)	(22.12)	(24.62)	(32.94)
Net asset value, September 30, 2023	$169.52	$278.15	$132.02	$173.80	$232.61

Ratios to average net assets
Net investment income/(loss)	-8.21%	-5.21%	-7.46%	-4.47%	-4.47%
Expenses before incentive fees (3)(4)	8.21%	5.21%	7.46%	4.47%	4.47%
Expenses after incentive fees (3)(4)	8.21%	5.21%	7.46%	4.47%	4.47%
Total return before incentive fees (2)	-8.50%	-6.43%	-14.35%	-12.41%	-12.41%
Total return after incentive fees (2)	-8.50%	-6.43%	-14.35%	-12.41%	-12.41%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the consolidated statements of operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

For the nine months ended September 30, 2022

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2021	$88.98	$83.56	$70.17	$66.15	$89.97	$58.75	$94.38	$62.16
Net operating results:
Interest income	0.14	0.13	0.25	0.23	0.18	0.12	0.19	0.13
Expenses	(2.99)	(2.80)	(4.99)	(4.68)	(2.39)	(1.57)	(2.51)	(1.66)
Net gain/(loss) on investments, net of non-controlling interests	29.76	28.14	61.85	58.51	45.59	29.93	47.82	31.84
Net income/(loss)	26.91	25.47	57.10	54.06	43.38	28.49	45.51	30.31
Net asset value, September 30, 2022	$115.89	$109.03	$127.27	$120.21	$133.35	$87.24	$139.89	$92.47

Ratios to average net assets
Net investment income/(loss)	-3.54%	-3.54%	-6.30%	-6.30%	-2.57%	-2.57%	-2.57%	-1.92%
Expenses before incentive fees (3)(4)	3.72%	3.72%	6.63%	6.63%	2.78%	2.78%	2.78%	2.08%
Expenses after incentive fees (3)(4)	3.72%	3.72%	6.63%	6.63%	2.78%	2.78%	2.78%	2.08%
Total return before incentive fees (2)	30.24%	30.49%	81.37%	81.72%	48.22%	48.49%	48.22%	48.77%
Total return after incentive fees (2)	30.24%	30.49%	81.37%	81.72%	48.22%	48.49%	48.22%	48.77%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2021	$82.82	$103.38	$139.40	$120.98	$120.57	$63.39	$79.21	$105.10
Net operating results:
Interest income	-	-	-	-	-	-	-	-
Expenses	(7.98)	(7.00)	(9.45)	(8.16)	(8.19)	(3.98)	(2.57)	(3.39)
Net gain/(loss) on investments, net of non-controlling interests	47.16	59.35	80.05	69.35	69.39	45.85	57.85	76.76
Net income/(loss)	39.18	52.35	70.61	61.19	61.20	41.87	55.28	73.37
Net asset value, September 30, 2022	$122.00	$155.73	$210.01	$182.17	$181.77	$105.26	$134.49	$178.47

Ratios to average net assets
Net investment income/(loss)	-9.36%	-6.29%	-6.29%	-6.29%	-6.29%	-6.14%	-3.13%	-3.13%
Expenses before incentive fees (3)(4)	7.49%	4.42%	4.42%	4.42%	4.42%	6.14%	3.13%	3.13%
Expenses after incentive fees (3)(4)	9.36%	6.29%	6.29%	6.29%	6.29%	6.14%	3.13%	3.13%
Total return before incentive fees (2)	49.17%	52.51%	52.52%	52.45%	52.63%	66.05%	69.79%	69.81%
Total return after incentive fees (2)	47.30%	50.64%	50.65%	50.58%	50.76%	66.05%	69.79%	69.81%

Incentive fee per share	2.00	2.53	3.41	2.95	2.96	-	-	-
Incentive Fee to ANA	1.87%	1.87%	1.87%	1.87%	1.87%	0.00%	0.00%	0.00%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2021	$109.45	$170.40	$103.43	$129.19	$172.91
Net operating results:
Interest income	-	-	-	-	-
Expenses	(10.22)	(9.37)	(8.37)	(6.14)	(8.11)
Net gain/(loss) on investments, net of non-controlling interests	127.83	200.52	104.10	131.39	175.73
Net income/(loss)	117.61	191.15	95.73	125.26	167.62
Net asset value, September 30, 2022	$227.06	$361.55	$199.16	$254.45	$340.53

Ratios to average net assets
Net investment income/(loss)	-7.91%	-4.89%	-7.13%	-4.11%	-4.11%
Expenses before incentive fees (3)(4)	7.91%	4.89%	7.13%	4.11%	4.11%
Expenses after incentive fees (3)(4)	7.91%	4.89%	7.13%	4.11%	4.11%
Total return before incentive fees (2)	107.46%	112.18%	92.56%	96.96%	96.94%
Total return after incentive fees (2)	107.46%	112.18%	92.56%	96.96%	96.94%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the consolidated statements of operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of September 30, 2023 and 2022 is included in the consolidated condensed schedules of investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the Three Months ended September 30, 2023

Monthly average contracts:
	Bought	Sold

Frontier Balanced Fund	261	331

For the Three Months ended September 30, 2022

Monthly average contracts:
	Bought	Sold

Frontier Balanced Fund	330	324

For the Nine Months ended September 30, 2023

Monthly average contracts:
	Bought	Sold

Frontier Balanced Fund	291	304

For the Nine Months ended September 30, 2022

Monthly average contracts:
	Bought	Sold

Frontier Balanced Fund	343	341

The following tables summarize the consolidated trading revenues for the three and nine months ended September 30, 2023 and 2022 by sector:

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended September 30, 2023

Type of contract	Frontier Balanced Fund

Agriculturals	$(30,067)
Currencies	(62,049)
Energies	14,680
Interest rates	(84,013)
Metals	(49,368)
Stock indices	(25,564)
Realized trading income/(loss)(1)	$(236,381)

(1)	Amounts recorded in the consolidated statements of operations under net realized gain(loss) on futures forwards and options.

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended September 30, 2022

Type of contract	Frontier Balanced Fund

Agriculturals	$(55,378)
Currencies	178,830
Energies	29,170
Interest rates	29,063
Metals	156,719
Stock indices	173,656
Realized trading income/(loss)(1)	$512,060

(1)	Amounts recorded in the consolidated statements of operations under net realized gain(loss) on futures forwards and options.

Realized Trading Revenue from Futures, Forwards and Options
for the Nine Months Ended September 30, 2023

Type of contract	Frontier Balanced Fund

Agriculturals	$54,118
Currencies	(118,455)
Energies	(3,330)
Interest rates	(210,096)
Metals	(27,159)
Stock indices	(174,957)
Realized trading income/(loss)(1)	$(479,879)

(1)	Amounts recorded in the consolidated statements of operations under net realized gain(loss) on futures forwards and options.

Realized Trading Revenue from Futures, Forwards and Options
for the Nine Months Ended September 30, 2022

Type of contract	Frontier Balanced Fund

Agriculturals	$(149,714)
Currencies	399,268
Energies	130,230
Interest rates	87,954
Metals	(48,788)
Stock indices	412,729
Realized trading income/(loss)(1)	$831,679

(1)	Amounts recorded in the consolidated statements of operations under net realized gain(loss) on futures forwards and options.

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2023

Type of contract	Frontier Balanced Fund

Agriculturals	$(11,153)
Currencies	(22,950)
Energies	1,300
Interest rates	65,427
Metals	56,799
Stock indices	3,732
unrealized trading income/(loss)(1)	$93,155

(1)	Amounts recorded in the consolidated statements of operations under net change in open trade equity/(deficit)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2022

Type of contract	Frontier Balanced Fund

Agriculturals	$4
Currencies	-
Energies	818
Interest rates	-
Metals	(25,259)
Stock indices	-
unrealized trading income/(loss)(1)	$(24,437)

(1)	Amounts recorded in the consolidated statements of operations under net change in open trade equity/(deficit)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Nine Months Ended September 30, 2023

Type of contract	Frontier Balanced Fund

Agriculturals	$7,498
Currencies	20,436
Energies	1,070
Interest rates	74,179
Metals	47,065
Stock indices	1,012
Change in unrealized trading income/(loss)(1)	$151,260

(1)	Amounts recorded in the consolidated statements of operations under net change in open trade equity/(deficit)

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the consolidated statements of financial condition as of September 30, 2023 and December 31, 2022.

As of September 30, 2023

Frontier Balanced Fund	Gross Amounts of recognized Derivative Assets/ Liabilities	Gross Amounts offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition

Open Trade Equity/(Deficit)	$211,754	$(58,824)	$152,930

As of December 31, 2022

Frontier Balanced Fund	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition

Open Trade Equity/(Deficit)	$3,438	$(1,768)	$1,670

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

From October 1, 2023 through November 9, 2023, Frontier Balanced Fund, Frontier Diversified Fund, Frontier Heritage Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Select Fund and Frontier Global Fund paid $93,167, $58,348, $29,275, $17,788, $15,975, $5,622 and $37,323, respectively in redemptions.

Frontier Funds

Combined Consolidated Statements of Financial Condition

September 30, 2023 (Unaudited) and December 31, 2022

	September 30, 2023	December 31, 2022
ASSETS

Cash and cash equivalents	$586,131	$430,193
U.S. Treasury securities, at fair value	37,637	389,520
Receivable from futures commission merchants	501,340	320,241
Open trade equity, at fair value	152,930	1,670
Investments in private investment companies, at fair value	14,154,855	21,440,327
Interest receivable	2,454	9,701

Total Assets	$15,435,347	$22,591,652

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$-	$67,761
Incentive fees payable to Managing Owner	692	692
Management fees payable to Managing Owner	1,253	1,573
Interest payable to Managing Owner	2,423	3,450
Trading fees payable to Managing Owner	50,149	83,102
Service fees payable to Managing Owner	21,331	33,432
Risk analysis fees payable	10,210	10,442
Subscriptions in advance for service fee rebates	729,074	710,323
Other liabilities	15,393	14,618

Total Liabilities	830,525	925,393

OWNERS’ CAPITAL
Managing Owner Units	154,071	221,670
Limited Owner Units	14,450,751	21,444,589

Total Owners’ Capital	14,604,822	21,666,259

Total Liabilities and Owners’ Capital	$15,435,347	$22,591,652

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Condensed Schedule of Investments (Unaudited)

September 30, 2023

Description	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various agriculture futures contracts (Far East)	$(54)	0.00%
Various agriculture futures contracts (U.S.)	(4,269)	-0.03%
Various base metals futures contracts (U.S.)	1,981	0.01%
Various currency futures contracts (Far East)	133	0.00%
Various energy futures contracts (U.S.)	(2,900)	-0.02%
Various precious metal futures contracts (U.S.)	(1,827)	-0.01%
Total Long Futures Contracts	$(6,936)	-0.05%

SHORT FUTURES CONTRACTS *
Various energy futures contracts (Far East)	$(12,702)	-0.09%
Various agriculture futures contracts (Europe)	1,255	0.01%
Various agriculture futures contracts (U.S.)	11,928	0.08%
Various base metals futures contracts (U.S.)	26,103	0.18%
Various currency futures contracts (Europe)	6,660	0.05%
Various currency futures contracts (U.S.)	19,803	0.14%
Various energy futures contracts (U.S.)	3,970	0.03%
Various interest rates futures contracts (Europe)	28,058	0.19%
Various interest rates futures contracts (Far East)	11,009	0.08%
Various interest rates futures contracts (U.S.)	44,994	0.31%
Various precious metal futures contracts (U.S.)	21,705	0.15%
Various stock index futures contracts (Canada)	4,743	0.03%
Various stock index futures contracts (Europe)	(4,255)	-0.03%
Various stock index futures contracts (Far East)	(2,681)	-0.02%
Various stock index futures contracts (Oceanic)	(724)	0.00%
Total Short Futures Contracts	$159,866	1.11%
Total Open Trade Equity (Deficit)	$152,930	1.06%

	Fair Value	% of Total Capital (Net Asset Value)

PRIVATE INVESTMENT COMPANIES (1)
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC	$176,869	1.21%
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	711,996	4.88%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	1,210,131	8.29%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	258,929	1.77%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,718,030	11.76%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	1,708,490	11.70%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	5,680,044	38.89%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	2,333,284	15.98%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	357,082	2.44%
Total Private Investment Companies	$14,154,855	96.92%
U.S. TREASURY SECURITIES

FACE VALUE

$0 US Treasury Note 6.875% due 08/15/2025	$37,637	0.26%
Total U.S. Treasury Securities	$37,637	0.26%

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

Frontier Funds

Combined Consolidated Condensed Schedule of Investments
December 31, 2022

Description	Fair Value	% of Total Capital (Net Asset Value)
LONG FUTURES CONTRACTS *
Various agriculture futures contracts (U.S.)	$1,590	0.01%
Various base metals futures contracts (U.S.)	897	0.00%
Various currency futures contracts (U.S.)	(230)	0.00%
Total Long Futures Contracts	$2,257	0.01%

SHORT FUTURES CONTRACTS *
Various agriculture futures contracts (Europe)	$(227)	0.00%
Various currency futures contracts (Europe)	67	0.00%
Various currency futures contracts (Far East)	(55)	0.00%
Various currency futures contracts (U.S.)	(216)	0.00%
Various interest rates futures contracts (Europe)	(50)	0.00%
Various stock index futures contracts (Far East)	(106)	0.00%
Total Short Futures Contracts	$(587)	0.00%
Total Open Trade Equity (Deficit)	$1,670	0.01%

PRIVATE INVESTMENT COMPANIES (1)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$563,258	2.60%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	2,257,286	10.42%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	2,154,581	9.94%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	264,652	1.22%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	2,415,351	11.15%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	8,276,260	38.20%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	4,682,572	21.61%
Galaxy Plus Fund -Volt Diversified Alpha Feeder Fund (550) LLC	252,472	1.17%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	573,895	2.65%
Total Private Investment Companies	$21,440,327	98.96%
U.S. TREASURY SECURITIES

FACE VALUE	Fair Value

FACE VALUE US Treasury Note 6.875% due 08/15/2025 (Cost $142,326)	389,520	1.80%
Total U.S. Treasury Securities	$389,520	1.80%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Notes to Combined Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Statements of Operations (Unaudited)

For the Three Months Ended September 30, 2023 and 2022

	September 30, 2023	September 30, 2022
Investment income:
Interest - net	$4,103	$2,601

Total Income	4,103	2,601

Expenses:
Incentive Fees (rebate)	-	119,673
Management Fees	3,942	4,568
Risk analysis Fees	1,570	1,370
Service Fees - Class 1	73,117	126,342
Due Diligence Fees	861	1,392
Trading Fees	163,007	271,104

Total Expenses	242,497	524,449

Investment income/(loss) - net	(238,394)	(521,848)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(236,381)	512,060
Net unrealized gain/(loss) on private investment companies	(590,432)	(53,991)
Net realized gain/(loss) on private investment companies	230,967	1,475,196
Net change in open trade equity/(deficit)	93,155	(24,437)
Net realized gain/(loss) on U.S. Treasury securities	(4,176)	(14,449)
Net unrealized gain/(loss) on U.S. Treasury securities	450	(12,602)
Trading commissions	(2,649)	(2,279)

Net gain/(loss) on investments	(509,066)	1,879,498

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(747,460)	$1,357,650

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Statements of Operations (Unaudited)

For the Nine Months Ended September 30, 2023 and 2022

	September 30, 2023	September 30, 2022
Investment income:
Interest - net	$13,778	$6,861

Total Income	13,778	6,861

Expenses:
Incentive Fees (rebate)	(5,126)	213,064
Management Fees	12,460	13,446
Risk analysis Fees	4,125	4,034
Service Fees - Class 1	248,078	373,092
Due Diligence Fees	2,817	4,195
Trading Fees	554,000	773,371

Total Expenses	816,354	1,381,202

Investment income/(loss) - net	(802,576)	(1,374,341)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(479,879)	831,679
Net unrealized gain/(loss) on private investment companies	(3,887,948)	11,521,691
Net realized gain/(loss) on private investment companies	1,248,341	375,860
Net change in open trade equity/(deficit)	151,260	47,357
Net realized gain/(loss) on U.S. Treasury securities	(22,300)	(46,768)
Net unrealized gain/(loss) on U.S. Treasury securities	(597)	(13,761)
Trading commissions	(7,452)	(7,087)

Net gain/(loss) on investments	(2,998,575)	12,708,971

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(3,801,151)	$11,334,630

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Statements of Changes in Owners’ Capital (Unaudited)
for the Three Months Ended September 30, 2023

	Managing Owner	Limited Owners	Total
Owners’ Capital, June 30, 2023	$187,114	$15,948,129	$16,135,243

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	(26,200)	(756,761)	(782,961)
Payment made by Related Party	-	-	-
Payment made by Managing Owner	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations	(6,843)	(740,617)	(747,460)

Owners’ Capital, September 30, 2023	$154,071	$14,450,751	$14,604,822

Frontier Funds

Combined Consolidated Statements of Changes in Owners’ Capital (Unaudited)
for the Nine Months Ended September 30, 2023

	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2022	$221,670	$21,444,589	$21,666,259

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	(32,900)	(3,227,386)	(3,260,286)
Payment made by Related Party	-	-	-
Payment made by Managing Owner	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations	(34,699)	(3,766,452)	(3,801,151)

Owners’ Capital, September 30, 2023	$154,071	$14,450,751	$14,604,822

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds
Combined Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2023 and 2022

	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(3,801,151)	$11,334,630
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	(151,260)	10,221
Net change in ownership allocation of U.S. Treasury Securities	(20,815)	(13,037)
Net unrealized (gain)/loss on private investment companies	3,887,948	(11,521,691)
Net realized (gain)/loss on private investment companies	(1,248,341)	(375,860)
Net unrealized (gain)/loss on U.S. Treasury securities	597	13,761
Net realized (gain)/loss on U.S. Treasuries securities	22,300	46,768
(Purchases) sales of:
(Purchases) of U.S. Treasury securities	(1,126,363)	(2,405,978)
Sales of U.S. Treasury securities	1,462,386	1,886,887
(Purchases) of Private Investment Companies	(2,931,968)	(5,337,497)
Sales of Private Investment Companies	7,577,833	10,474,482
U.S. Treasury interest and premium paid/amortized	13,778	6,861
Increase and/or decrease in:
Receivable from futures commission merchants	(181,099)	(311,264)
Interest receivable	7,247	(2,026)
Incentive fees payable to Managing Owner	-	65,663
Management fees payable to Managing Owner, net of change in receivable	(320)	190
Interest payable to Managing Owner	(1,027)	816
Trading fees payable to Managing Owner	(32,953)	17,236
Service fees payable to Managing Owner	(12,101)	7,141
Risk analysis fees payable	(232)	31
Subscriptions in advance for service fee rebates	18,751	27,655
Other liabilities	775	(1,551)

Net cash provided by operating activities	3,483,985	3,923,438

Cash Flows from Financing Activities:
Payment for redemption of capital	(3,260,286)	(3,831,160)
Redemptions payable	(67,761)	(54,330)

Net cash provided by (used in) financing activities	(3,328,047)	(3,885,490)

Net increase (decrease) in cash and cash equivalents	155,938	37,948

Cash and cash equivalents, beginning of period	430,193	698,732
Cash and cash equivalents, end of period	$586,131	$736,680

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

As of September 30, 2023, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into two separate Classes—Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund and Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Global Fund, separates Units into two separate Classes—Class 1 and Class 2. The Trust, with respect to the Frontier Balanced Fund, separates Units into five separate Classes—Class 1, Class 1AP, Class 2, Class 2a and Class 3a. The Trust, with respect to the Frontier Long/Short Commodity Fund, separates Units into four separate Classes—Class 2, Class 2a, Class 3 and Class 3a.

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

Receivable from Futures Commission Merchants—The Trust deposits assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of September 30, 2023 and December 31, 2022 included restricted cash for margin requirements of $548,249 and $320,241 for the Frontier Balanced Fund.

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

Purchase and Sales of Private Investment Companies — The Series are able to subscribe into and redeem from the Galaxy Plus entities on a daily basis. The value of the private investment companies is determined by New Hyde Park and reported on a daily basis. The change in value is calculated as the difference between the total purchase cost and the fair value calculated by New Hyde Park and is recorded as net unrealized gain/(loss) on private investment companies on the combined consolidated statements of operations.

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

Each Series allocates funds to an affiliated Trading Company, or Trading Companies, of the Trust, or unaffiliated Galaxy Plus entity. Each Trading Company allocates all of its daily trading gains or losses to the Series in proportion to each Series’ ownership trading level interest in the Trading Company, adjusted on a daily basis (except for Trading Advisors and other investments such as swaps that are directly allocated to a specific series). Likewise, trading gains and losses earned and incurred by the Series through their investments in Galaxy Plus entities are allocated to those Series on a daily basis. The allocation of gains and losses in Galaxy Plus entities are based on each Series pro-rata shares of the trading level of that entity which is updated at the beginning of each month or more frequently if there is a subscription or redemption activity in the entity. The value of all open contracts and cash held at clearing brokers is similarly allocated to the Series in proportion to each Series’ funds allocated to the Trading Companies or Galaxy Plus entities.

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

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the combined consolidated financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the quarter ended September 30, 2023.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2022, 2021 and 2020, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2024 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $729,074 and $710,323 as of September 30, 2023 and December 31, 2022, respectively.

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

The following table summarizes the instruments that comprise the Trust’s combined consolidated financial asset portfolio, in aggregate, measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2023	Level Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$152,930	$-	$-	$152,930
U.S. Treasury Securities	37,637	-	-	37,637

December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$1,670	$-	$-	$1,670
U.S. Treasury Securities	389,520	-	-	389,520

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

The following table summarizes the Trust’s equity in earnings from each of the private investment companies during the three and nine months ended September 30, 2023 and 2022:

Three months ended September 30, 2023 and 2022

	Three Months Ended September, 2023				Three Months Ended September, 2022
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)

Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$-	$239,654	$(232,183)	$7,471	$(3,982)	$1,101,318	$307,988	$1,405,324
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	-	(39,228)	91,393	52,165	(1,143)	(69,984)	(120,149)	(191,276)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	(2,780)	3,843	1,063	(132)	824	20,300	20,992
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(5,940)	(62,328)	(300,764)	(369,032)	(6,857)	53	(631,978)	(638,782)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(1,952)	15,682	(85,884)	(72,154)	(2,203)	8,498	285,559	291,854
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	15,927	6,819	(22,746)	-	5,168	30,172	35,340
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(6,707)	83,638	(309,046)	(232,115)	(11,312)	282,063	93,884	364,635
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC	(253)	(4,804)	(983)	(6,040)	(363)	4,820	1,301	5,758
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC	(1,176)	(14,794)	250,390	234,420	(1,069)	142,436	(15,362)	126,005

Total	$(16,028)	$230,967	$(576,415)	$(406,968)	$(27,061)	$1,475,196	$(28,285)	$1,419,850

Nine months ended September 30, 2023 and 2022

	Nine Months Ended September, 2023				Nine Months Ended September, 2022
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(16,519)	$1,213,932	$(1,475,862)	$(278,449)	$(12,401)	$1,838,851	$4,655,774	$6,482,224
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(5,247)	(276,515)	392,052	110,290	(11,180)	(152,955)	(1,860,595)	(2,024,730)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(149)	3,292	(91,635)	(88,492)	(852)	(24,735)	158,580	132,993
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(18,169)	(83,782)	(484,581)	(586,532)	(19,280)	19,174	505,688	505,582
Galaxy Plus Fund - Quantmetrics Feeder Fund (527) LLC	-	-	-	-	-	-	-	-
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(6,062)	83,902	(529,921)	(452,081)	(7,499)	128,254	1,517,598	1,638,353
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	5,569	(11,143)	(5,574)	-	124,760	18,981	143,741
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(21,816)	441,398	(1,591,853)	(1,172,271)	(40,150)	866,530	2,629,209	3,455,589
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC	-	-	-	-	-	(2,639,449)	2,635,932	(3,517)
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC	(758)	(11,671)	(52,369)	(64,798)	(3,241)	819	123,766	121,344
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC	(3,789)	(127,784)	30,803	(100,770)	(3,199)	214,611	1,233,206	1,444,618

Total	$(72,509)	$1,248,341	$(3,814,509)	$(2,638,677)	$(97,802)	$375,860	$11,618,139	$11,896,197

The Trust’s investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions Notice Period	Redemptions Permitted	Liquidity Restrictions
Frontier Funds
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (552) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

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

As of September 30, 2023, the Trust had a payable to the Managing Owner in the amounts of $692, $1,253, $2,423, $50,149 and $21,331 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2022, the Trust had a payable to the Managing Owner in the amounts of $692, $1,573, $3,450, $83,102 and $33,432 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the nine months ended September 30, 2023, the Managing Owner earned $(5,126), $12,460, $4,125, $248,078 and $554,000 for incentive fees (rebate), management fees, risk analysis fees, service fees, and trading fees, respectively.

For the nine months ended September 30, 2022, the Managing Owner earned $213,064, $13,446, $4,034, $373,092 and $773,371 for incentive fees, management fees, risk analysis fees, service fees, and trading fees, respectively.

For the three months ended September 30, 2023, the Managing Owner earned $0, $3,942, $1,570, $73,117 and $163,007 for incentive fees (rebate), management fees, risk analysis fees, service fees, and trading fees, respectively.

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

During the three months ended September 30, 2023 and 2022, the Trust paid $6,406 and $6,488, respectively, of such interest income to the Managing Owner. Such amounts are not included in the combined consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the combined consolidated statements of operations.

During the nine months ended September 30, 2023 and 2022, the Trust paid $17,249 and $20,728, respectively, of such interest income to the Managing Owner. Such amounts are not included in the combined consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the combined consolidated statements of operations.

Frontier Masters Fund Class 1 was closed as of April 1, 2021, and Frontier Diversified Fund Class 1 was closed as of July 21, 2021.

7. Financial Highlights

The following information presents the financial highlights of the Trust for the three and nine months ended September 30, 2023, and 2022. This data has been derived from the information presented in the combined consolidated financial statements.

Three months ended September 30

	2023	2022
Ratios to average net assets (1)
Net investment income/(loss) (1)	-6.47%	-8.09%
Expenses before incentive fees (3)	6.58%	6.27%
Expenses after incentive fees (3)	6.58%	8.13%

Total return before incentive fees (2)	-5.11%	5.77%
Total return after incentive fees (2)	-5.11%	5.30%

Nine months ended September 30

	2023	2022
Ratios to average net assets (1)
Net investment income/(loss) (1)	-6.34%	-7.14%
Expenses before incentive fees (3)	6.47%	6.32%
Expenses after incentive fees (3)	6.44%	7.18%

Total return before incentive fees (2)	-22.44%	46.71%
Total return after incentive fees (2)	-22.41%	45.85%

(1)	Annualized with the exception of incentive fees.
(2)	Total returns are not annualized.
(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Combined Consolidated Statements of Operations of the Trust. See footnote 6.

The Trust financial highlights are calculated based upon the Trust’s combined consolidated financial statements. The combined consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

8. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of September 30, 2023 and December 31, 2022 is included in the combined consolidated condensed schedules of investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts. There are embedded management fees in transacting these swaps ranging from 1% to 1.5% based on fair value of swaps and the embedded incentive fees ranging from 15% to 25% based on net new trading profits on swaps.

For the three months ended September 30, 2023 and 2022, the monthly average of futures, forwards and options contracts bought was approximately 261 and 330, respectively and the monthly average of futures, forwards, and options contracts sold was approximately 331 and 324, respectively.

For the nine months ended September 30, 2023 and 2022, the monthly average of futures, forwards and options contracts bought was approximately 291 and 343, respectively and the monthly average of futures, forwards, and options contracts sold was approximately 304 and 341, respectively.

The following tables summarize the Trust’s combined consolidated trading revenues for the three months ended September 30, 2023 and 2022 by contract type:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended September 30, 2023

Type of contract
Agriculturals	$(30,067)
Currencies	(62,049)
Energies	14,680
Interest rates	(84,013)
Metals	(49,368)
Stock indices	(25,564)
Realized trading income/(loss)(1)	$(236,381)

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended September 30, 2022

Type of contract
Agriculturals	$(55,378)
Currencies	178,830
Energies	29,170
Interest rates	29,063
Metals	156,719
Stock indices	173,656
Realized trading income/(loss)(1)	$512,060

Realized Trading Revenue from Futures, Forwards and Options

for the Nine Months Ended September 30, 2023

Type of contract
Agriculturals	$54,118
Currencies	(118,455)
Energies	(3,330)
Interest rates	(210,096)
Metals	(27,159)
Stock indices	(174,957)
Realized trading income/(loss)(1)	$(479,879)

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2023

Type of contract
Agriculturals	$(11,153)
Currencies	(22,950)
Energies	1,300
Interest rates	65,427
Metals	56,799
Stock indices	3,732
Change in unrealized trading income/(loss)(1)	$93,155

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2022

Type of contract
Agriculturals	$4
Currencies	-
Energies	818
Interest rates	-
Metals	(25,259)
Stock indices	-
Change in unrealized trading income/(loss)(1)	$(24,437)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Nine Months Ended September 30, 2023

Type of contract
Agriculturals	$7,498
Currencies	20,436
Energies	1,070
Interest rates	74,179
Metals	47,065
Stock indices	1,012
Change in unrealized trading income/(loss)(1)	$151,260

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the combined consolidated statements of financial condition as of September 30, 2023 and December 31, 2022:

As of September 30, 2023

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$211,754	$(58,824)	$152,930

As of December 31, 2022

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition
Open Trade Equity/(Deficit)	$3,438	$(1,768)	$1,670

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

From October 1, 2023 through November 9, 2023, the Trust paid $257,498 in redemptions.

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

For the nine months ended September 30, 2023, none of the series owned a swap investment and thus were not subject to any related embedded management and/or incentive fees.

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

As of September 30, 2023, the trading system of each of the major Trading Advisors and the means by which the Series access those Trading Advisors were as follows:

Major Commodity Trading Advisor	Trading System Style	Accessed Through

Aspect Capital Limited	Systematic	Galaxy Plus
Fort, L.P.	Systematic	Galaxy Plus
Horizon3 Investment Management LLP	Systematic	Trading Company
Quantica Capital AG	Systematic	Galaxy Plus
Quantitative Investment Management, LLC	Systematic	Galaxy Plus
Quest Partners LLC	Systematic	Galaxy Plus
Rosetta Capital Management, LLC	Discretionary	Galaxy Plus
Volt Capital Management AB	Systematic	Galaxy Plus
Welton Investment Partners LLC	Systematic	Galaxy Plus

As of September 30, 2023, the allocation of the assets of each applicable Series of the Trust among the Trading Advisors was as follows:

Allocation as of September 30, 2023 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Masters Fund	Frontier Balanced Fund	Frontier Select Fund	Frontier Global Fund	Frontier Heritage Fund
Advisor
Aspect Capital Limited	27%	-	53%	24%	-	100%	92%
Fort, L.P.	14%	-	-	5%	-	-	-
Horizon3 Investment Management LLP	-	-	-	14%	-	-	-
Quantica Capital AG	11%	-	31%	14%	58%	-	-
Quantitative Investment Management, LLC	20%	-	-	20%	-	-	-
Quest Partners LLC	20%	-	-	16%	-	-	-
Rosetta Capital Management, LLC	-	53%	-	-	-	-	-
Volt Capital Management AB	-	28%	-	-	-	-	-
Welton Investment Partners LLC	8%	19%	16%	7%	42%	-	8%

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At September 30, 2023, cash deposited at the clearing brokers was $548,249 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 5.25% to 5.50%, this amount is estimated to be 5.25%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including US. Treasure Securities assets net of premiums and cash held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 75% to 95% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the CEA and regulations there under. The remaining approximately 5% to 25% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of September 30, 2023, total cash and cash equivalents held at banking institutions were $44,276 for the Frontier Diversified Fund, $70,876 for the Frontier Long/Short Commodity Fund, $46,446 for the Frontier Masters Fund, $325,377 for the Frontier Balanced Fund, $53,151 for the Frontier Select Fund, $24,318 for the Frontier Global Fund, and $21,687 for the Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the nine months ended September 30, 2023, the Trust was able to pay all redemptions on a timely basis.

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

Results of Operations for the Three Months Ended September 30, 2023

Series Returns and Other Information

The returns for each Series and Class of Units for the three months ended September 30, 2023 and 2022, and related information, are discussed below. The activities of the Trust on a combined consolidated basis are explained through the activity of each underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a combined consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during the three months ended September 30, 2023 and 2022. The performance of each Series was impacted over the course of the year by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by, the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For each of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the periods presented.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022.

Frontier Diversified Fund

The Frontier Diversified Fund—Class 2 NAV lost 3.98% and gained 1.10%, respectively, for the three months ended September 30, 2023 and 2022, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV lost 3.91% and gained 1.16%, respectively, for the three months ended September 30, 2023 and 2022.

For the three months ended September 30, 2023, the Frontier Diversified Fund recorded total expenses of $20,114, net investments loss of $19,061 and net realized/unrealized loss on investments of $70,626 resulting in a net decrease in Owners’ capital from operations of $89,687. For the three months ended September 30, 2022, the Frontier Diversified Fund recorded total expenses of $31,975, net investments loss of $30,241, and net realized/unrealized gain on investments of $65,936, resulting in a net increase in Owners’ capital from operations of $35,695.

Please see additional discussion under “Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022–Frontier Diversified Fund.”

Frontier Masters Fund

The Frontier Masters Fund—Class 2 NAV gained 0.06% and gained 7.80%, respectively, for the three months ended September 30, 2023 and 2022, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV gained 0.12% and gained 7.87%, respectively, for the three months ended September 30, 2023 and 2022, net of fees and expenses.

For the three months ended September 30, 2023, the Frontier Masters Fund recorded total expenses of $9,032, net investment loss of $8,441, and net realized/unrealized gain on investments of $8,551, resulting in a net increase in Owners’ capital from operations of $110. For the three months ended September 30, 2022, the Frontier Masters Fund recorded total expenses of $14,970, net investment loss of $14,198, and net realized/unrealized gain on investments of $86,119, resulting in a net increase in Owners’ capital from operations of $71,921.

Please see additional discussion under “Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022–Frontier Masters Fund.”

Frontier Long/Short Commodity Fund

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 3.76% and gained 2.97%, respectively, for the three months ended September 30, 2023 and 2022, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 3 NAV lost 3.77% and gained 2.97%, respectively, for the three months ended September 30, 2023 and 2022, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV lost 3.41% and gained 3.13%, respectively, for the three months ended September 30, 2023 and 2022, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 3.34% and gained 3.19%, respectively, for the three months ended September 30, 2023 and 2022, net of fees and expenses.

For the three months ended September 30, 2023, the Frontier Long/Short Commodity Fund recorded total expenses of $6,883, net investment loss of $6,233, and net realized/unrealized loss on investments of $29,097, resulting in a net decrease in Owners’ capital from operations of $35,330. For the three months ended September 30, 2022, the Frontier Long/Short Commodity Fund recorded total expenses of $11,789, net investment loss of $10,764, and net realized/unrealized gain on investments of $59,873, resulting in a net increase in Owners’ capital from operations of $49,109.

Please see additional discussion under “Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022–Frontier Long/Short Commodity Fund.”

Frontier Balanced Fund

The Frontier Balanced Fund—Class 1 NAV lost 7.20% and gained 3.01%, respectively, for the three months ended September 30, 2023 and 2022, net of fees and expenses; the Frontier Balanced Fund—Class 2 NAV lost 6.50% and gained 3.79%, respectively, for the three months ended September 30, 2023 and 2022, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV lost 6.45% and gained 3.79%, respectively, for the three months ended September 30, 2023 and 2022, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV lost 6.45% and gained 3.81%, respectively, for the three months ended September 30, 2023 and 2022, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV lost 6.50% and gained 3.79%, respectively, for the three months ended September 30, 2023 and 2022, net of fees and expenses.

For the three months ended September 30, 2023, the Frontier Balanced Fund recorded total expenses of $121,685, net investment loss of $119,876, and net realized/unrealized gain on investments of $387,741, resulting in a net decrease in Owners’ capital from operations of $507,617. For the three months ended September 30, 2022, the Frontier Balanced Fund recorded total expenses of $313,984, net investment loss of $313,984, and net realized/unrealized gain on investments of $653,462, resulting in a net increase in Owners’ capital from operations of $339,478.

Please see additional discussion under “Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022–Frontier Balanced Fund.”

Frontier Select Fund

The Frontier Select Fund—Class 1 NAV lost 0.81% and gained 3.18%, respectively, for the three months ended September 30, 2023 and 2022, net of fees and expenses; the Frontier Select Fund—Class 2 NAV lost 0.06% and gained 3.97%, respectively, for the three months ended September 30, 2023 and 2022, net of fees and expenses; the Frontier Select Fund—Class 1AP NAV lost 0.06% and gained 3.97%, respectively, for the three months ended September 30, 2023 and 2022.

For the three months ended September 30, 2023, the Frontier Select Fund recorded total expenses of $15,206, net investment loss of $15,206, and net realized/unrealized gain on investments of $6,768 resulting in a net decrease in Owners’ capital from operations of $8,438. For the three months ended September 30, 2022, the Frontier Select Fund recorded total expenses of $30,365, net investment loss of $30,365, and net realized/unrealized gain on investments of $99,223, resulting in a net increase in Owners’ capital from operations of $68,858.

Please see additional discussion under “Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022–Frontier Select Fund.”

Frontier Global Fund

The Frontier Global Fund—Class 1 NAV lost 2.05% and gained 13.48%, respectively, for the three months ended September 30, 2023 and 2022, net of fees and expenses; the Frontier Global Fund—Class 2 NAV lost 1.30% and gained 14.34%, respectively, for the three months ended September 30, 2023 and 2022.

For the three months ended September 30, 2023, the Frontier Global Fund recorded total expenses of $29,959, net investment loss of $29,959, and net realized/unrealized loss on investments of $2,877, resulting in a net decrease in Owners’ capital from operations of $32,836. For the three months ended September 30, 2022, the Frontier Global Fund recorded total expenses of $60,418, net investment loss of $60,418, and net realized/unrealized gain on investments of $481,231, resulting in a net increase in Owners’ capital from operations of $420,813.

Please see additional discussion under “Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022–Frontier Global Fund.”

Frontier Heritage Fund

The Frontier Heritage Fund—Class 1 NAV lost 3.30% and gained 10.18%, respectively, for the three months ended September 30, 2023 and 2022, net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV lost 2.56% and gained 11.01%, respectively for the three months ended September 30, 2023 and 2022, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV lost 2.58% and gained 11.01%, respectively, for the three months ended September 30, 2023 and 2022.

For the three months ended September 30, 2023, the Frontier Heritage Fund recorded total expenses of $39,618, net investment loss of $39,618, and net realized/unrealized loss on investment of $34,044, resulting in a net decrease in Owners’ capital from operations of $73,662. For the three months ended September 30, 2022, the Frontier Heritage Fund recorded total expenses of $61,878, net investment loss of $61,878, and net realized/unrealized gain on investments of $433,653, resulting in a net increase in Owners’ capital from operations of $371,775.

Please see additional discussion under “Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022–Frontier Heritage Fund.”

Nine months ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Frontier Diversified Fund

2023

The Frontier Diversified Fund—Class 2 NAV lost 14.10% and gained 30.24%, respectively, for the nine months ended September 30, 2023 and 2022, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV lost 13.93% and gained 30.49%, respectively, for the nine months ended September 30, 2023 and 2022, net of fees and expenses.

For the nine months ended September 30, 2023, the Frontier Diversified Fund recorded total expenses of $66,845, net investments loss of $63,262, and net realized/unrealized loss on investments of $348,904, resulting in a net decrease in Owners’ capital from operations of $412,166. For the Nine months ended September 30, 2022, the Frontier Diversified Fund recorded total expenses of $96,938, net investments loss of $92,427, and net realized/unrealized gain on investments of $1,001,589, resulting in a net increase in Owners’ capital from operations of $909,162.

The NAV per Unit, Class 2, decreased from $96.37 at December 31, 2022 to $82.78 as of September 30, 2023. The NAV per Unit, Class 3 decreased from $90.72 at December 31, 2022 to $78.08 as of September 30, 2023. Total Class 2 subscriptions and redemptions for the period were $0 and $58,198, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $432,452, respectively. Ending capital at September 30, 2023 was $286,600 for Class 2, and $1,674,556 for Class 3. Ending capital at December 31, 2022 was $401,179 for Class 2, and $2,462,793 for Class 3.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Frontier Diversified Fund Class 2 Sector Attributions
Q3 2023 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2023
YTD

Frontier Diversified Fund Class 3 Sector Attributions
Q3 2023 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2023
YTD

Frontier Diversified Fund Class 2 Major Advisors Performance
Q3 2023 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Quest Partners
Welton
Non-Major Advisors
Q3 2023
YTD

Frontier Diversified Fund Class 3 Major Advisors Performance
Q3 2023 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Quest Partners
Welton
Non-Major Advisors
Q3 2023
YTD

Five of the six sectors traded in the Frontier Diversified Fund were profitable in Q3 2023. Agriculturals, Currencies, Energies, Interest Rates and Metals were profitable while Stock Indices finished negative for the quarter.

Agriculturals, Currencies and Energies were positive year-to-date (“YTD”) while Interest Rates and Metals and Stock Indices were negative YTD.

In terms of major CTA performance, two of the six major CTAs in the Frontier Diversified Fund were profitable in Q3 2023. Fort and Quantica finished positive while Aspect, QIM, Quest and Welton finished negative for the quarter. In terms of YTD performance one of the six major CTAs was positive YTD. Fort finished positive while Aspect, Quantica, QIM, Quest and Welton were negative YTD.

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

Aspect, Quantica, QIM, Quest and Welton finished positive YTD. Fort was negative YTD.

Frontier Masters Fund

2023

The Frontier Masters Fund—Class 2 NAV lost 13.75% and gained 81.37%, respectively, for the nine months ended September 30, 2023 and 2022, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV lost 13.59% and gained 81.72%, respectively, for the nine months ended September 30, 2023 and 2022, net of fees and expenses.

For the nine months ended September 30, 2023, the Frontier Masters Fund recorded total expenses of $28,724, net investment loss of $26,614, and net realized/unrealized loss on investments of $73,136, resulting in a net decrease in Owners’ capital from operations of $99,750. For the nine months ended September 30, 2022, the Frontier Masters Fund recorded total expenses of $41,590, net investment loss of $39,564, and net realized/unrealized gain on investments of $524,731, resulting in a net increase in Owners’ capital from operations of $485,167.

The NAV per Unit, Class 2, decreased from $94.64 at December 31, 2022 to $81.63 as of September 30, 2023. The NAV per Unit, Class 3, decreased from $89.45 at December 31, 2022 to $77.29 as of September 30, 2023. Total Class 2 subscriptions and redemptions for the period were $0 and $33,821, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $16,365, respectively. Ending capital at September 30, 2023 was $119,919 for Class 2, and $426,265 for Class 3. Ending capital at December 31, 2022 was $182,202 for Class 2, and $513,918 for Class 3.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids and Commodities sectors.

Frontier Masters Fund Class 2 Sector Attributions
Q3 2023 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2023
YTD

Frontier Masters Fund Class 3 Sector Attributions
Q3 2023 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2023
YTD

Frontier Masters Fund Class 2 Major Advisors Performance
Q3 2023 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Aspect Capital Ltd
Quantica Capital
Welton
Q3 2023
YTD

Frontier Masters Fund Class 3 Major Advisors Performance
Q3 2023 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Aspect Capital Ltd
Quantica Capital
Welton
Q3 2023
YTD

Three of the six sectors traded in the Frontier Masters Fund were profitable in Q3 2023. Agriculturals, Energies, Interest Rates were profitable while Currencies, Metals and Stock Indices finished negative for the quarter.

Agriculturals, Currencies and Energies were positive YTD while Interest Rates, Metals and Stock Indices were negative YTD.

In terms of major CTA performance, one CTA was positive for the quarter while two finished negative. Quantica finished positive while Aspect and Welton were negative for the quarter. There were no CTAs that were positive YTD while Aspect, Quantica and Welton all were negative.

2022

The Frontier Masters Fund—Class 1 NAV gained 0% and gained 4.59%, respectively, for the nine months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Masters Fund—Class 2 NAV gained 81.37% and gained 11.19%, respectively, for the nine months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV gained 81.72% and gained 11.39%, respectively, for the nine months ended September 30, 2022 and 2021, net of fees and expenses.

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

Frontier Long/Short Commodity Fund

2023

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 22.59% and gained 48.22%, respectively, for the nine months ended September 30, 2023 and 2022, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 3 NAV lost 22.59% and gained 48.22%, respectively, for the nine months ended September 30, 2023 and 2022, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV lost 21.90% and gained 48.49%, respectively, for the nine months ended September 30, 2023 and 2022, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 21.75% and gained 48.77%, respectively, for the nine months ended September 30, 2023 and 2022, net of fees and expenses.

For the nine months ended September 30, 2023, the Frontier Long/Short Commodity Fund recorded total expenses of $19,316, net investment loss of $16,352, and net realized/unrealized loss on investments of $273,582, resulting in a net decrease in Owners’ capital from operations of $289,934. For the nine months ended September 30, 2022, the Frontier Long/Short Commodity Fund recorded total expenses of $31,177, net investment loss of $28,799, and net realized/unrealized gain on investments of $594,126, resulting in a net increase in Owners’ capital from operations of $565,327.

The NAV per Unit, Class 2, decreased from $109.65 as of December 31, 2022 to $84.88 at September 30, 2023. The NAV per Unit, Class 3, decreased from $115.03 as of December 31, 2022 to $89.05 at September 30, 2023. The NAV per Unit, Class 2a, decreased from $71.93 as of December 31, 2022 to $56.18 at September 30, 2023. The NAV per Unit, Class 3a, decreased from $76.29 as of December 31, 2022 to $59.70 at September 30, 2023. Total Class 2 subscriptions and redemptions for the nine months were $0 and $12,838, respectively. Total Class 3 subscriptions and redemptions for the nine months were $0 and $82,793, respectively. Total Class 2a subscriptions and redemptions for the nine months were $0 and $24,666, respectively. Total Class 3a subscriptions and redemptions for the nine months were $0 and $53,962, respectively. Ending capital at September 30, 2023 is $10,129 for Class 2, $698,402 for Class 3, $45,816 for Class 2a, and $143,733 for Class 3a. Ending capital at December 31, 2022 is $28,713 for Class 2, $998,095 for Class 3, $90,017 for Class 2a, and $245,448 for Class 3a.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Base Metals, Energies, Grains, Meats, Precious Metals, Financials and Softs sectors, although the majority of the exposure will typically be in the Energies, Metals and Softs sectors.

Frontier Long/Short Commodity Fund Class 2 Sector Attributions
Q3 2023 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2023
YTD

Frontier Long/Short Commodity Fund Class 2A Sector Attributions
Q3 2023 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2023
YTD

Frontier Long/Short Commodity Fund Class 3 Sector Attributions
Q3 2023 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2023
YTD

Frontier Long/Short Commodity Fund Class 3A Sector Attributions
Q3 2023 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2023
YTD

Frontier Long/Short Commodity Fund Class 2
Major Advisors Performance
Q3 2023 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q3 2023
YTD

Frontier Long/Short Commodity Fund Class 2A
Major Advisors Performance
Q3 2023 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q3 2023
YTD

Frontier Long/Short Commodity Fund Class 3
Major Advisors Performance
Q3 2023 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q3 2023
YTD

Frontier Long/Short Commodity Fund Class 3A
Major Advisors Performance
Q3 2023 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q3 2023
YTD

None of the seven sectors traded in the Frontier Long/Short Commodity Fund were profitable in Q3 2023 and none of the seven were profitable YTD. Energies, Base Metals, Grains, Meats, Precious Metals, Softs and Financials finished Q3 2023 negative while none finished positive for the quarter. Energies, Base Metals, Grains, Meats, Precious Metals, Softs and Financials finished negative YTD. None were positive YTD.

In terms of major CTA performance one CTA finished positive for the quarter while two CTAs finished negative. Rosetta finished positive while Volt and Welton finished negative. In terms of YTD performance, no CTAs were positive while Rosetta, Volt and Welton were all negative YTD.

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

Frontier Balanced Fund

2023

The Frontier Balanced Fund—Class 1 NAV lost 22.08% and gained 47.30%, respectively, for the nine months ended September 30, 2023 and 2022, net of fees and expenses; the Frontier Balanced Fund—Class 2 NAV lost 20.31% and gained 50.65%, respectively, for the nine months ended September 30, 2023 and 2022, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV lost 20.20% and gained 50.58%, respectively, for the nine months ended September 30, 2023 and 2022, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV lost 20.20% and gained 50.76%, respectively, for the nine months ended September 30, 2023 and 2022, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV lost 20.31% and gained 50.64%, respectively, for the nine months ended September 30, 2023 and 2022, net of fees and expenses.

For the nine months ended September 30, 2023, the Frontier Balanced Fund recorded total expenses of $393,333, net investment loss of $388,212, and net realized/unrealized loss on investments of $1,569,046, resulting in a net decrease in Owners’ capital from operations of $1,957,258. For the nine months ended September 30, 2022, the Frontier Balanced Fund recorded total expenses of $791,198, net investment loss of $791,198, and net realized/unrealized gain on investments of $5,150,751, resulting in a net increase in Owners’ capital from operations of $4,359,553.

The NAV per Unit, Class 1, decreased from $99.17 as of December 31, 2022 to $77.28 at September 30, 2023. The NAV per Unit, Class 1AP, decreased from $127.56 as of December 31, 2022 to $101.65 at September 30, 2023. The NAV per Unit, Class 2, decreased from $172.01 as of December 31, 2022 to $137.07 at September 30, 2023. For Class 2a, the NAV per Unit decreased from $149.47 as of December 31, 2022 to $119.27 at September 30, 2023. For Class 3a, the NAV per Unit decreased from $148.96 as of December 31, 2022 to $118.86 at September 30, 2023. Total Class 1 subscriptions and redemptions for the nine months were $0 and $599,006, respectively. Total Class 1AP subscriptions and redemptions for the nine months were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the nine months were $0 and $199,732, respectively. Total Class 2a subscriptions and redemptions for the nine months were $0 and $10,000, respectively. Total Class 3a subscriptions and redemptions for the nine months were $0 and $0, respectively. Ending capital at September 30, 2023, was $5,009,409 for Class 1, $59,662 for Class 1 AP, $1,089,766 for Class 2, $25,536 for Class 2a and $376,359 for Class 3a. Ending capital at December 31, 2022, was $7,134,145 for Class 1, $74,869 for Class 1 AP, $1,602,786 for Class 2, $43,282 for Class 2a and $471,646 for Class 3a.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Balanced Fund Class 1 Sector Attributions
Q3 2023 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2023
YTD

Frontier Balanced Fund Class 1AP Sector Attributions
Q3 2023 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2023
YTD

Frontier Balanced Fund Class 2 Sector Attributions
Q3 2023 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2023
YTD

Frontier Balanced Fund Class 2A Sector Attributions
Q3 2023 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2023
YTD

Frontier Balanced Fund Class 3A Sector Attributions
Q3 2023 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2023
YTD

Frontier Balanced Fund Class 1 Major Advisors Performance
Q3 2023 and YTD
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Welton
Horizon3
Non-Major Advisors
Q3 2023
YTD

Frontier Balanced Fund Class 1AP Major Advisors Performance
Q3 2023 and YTD
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Welton
Horizon3
Non-Major Advisors
Q3 2023
YTD

Frontier Balanced Fund Class 2 Major Advisors Performance
Q3 2023 and YTD
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Welton
Horizon3
Non-Major Advisors
Q3 2023
YTD

Frontier Balanced Fund Class 2A Major Advisors Performance Q3 2023 and YTD

3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Welton
Horizon3
Non-Major Advisors
Q3 2023
YTD

Frontier Balanced Fund Class 3A Major Advisors Performance
Q3 2023 and YTD
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Welton
Horizon3
Non-Major Advisors
Q3 2023
YTD

Four of the six sectors traded in the Frontier Balanced Fund were profitable in Q3 2023. Agriculturals, Energies, Interest Rates and Metals were profitable while Currencies and Stock Indices finished negative for the quarter.

Agriculturals, Currencies and Energies were positive YTD while Interest Rates, Metals and Stock Indices were negative YTD.

In terms of major CTA performance, two of the six major CTAs in the Frontier Balanced Fund were profitable in Q3 2023. Fort and finished positive while Aspect, Quantica, QIM, Quest and Welton finished negative for the quarter. In terms of YTD performance one of the six major CTAs was positive. Fort finished positive YTD while Aspect, Quantica, QIM, Quest and Welton were negative YTD.

2022

The Frontier Balanced Fund—Class 1 NAV gained 47.30% and gained 5.87%, respectively, for the nine months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Balanced Fund—Class 2 NAV gained 50.65% and gained 8.28%, respectively, for the nine months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV gained 50.58% and gained 8.35%, respectively, for the nine months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV gained 50.76% and gained 8.35%, respectively, for the nine months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV gained 50.64% and gained 8.27%, for the nine months ended September 30, 2022 and 2021, net of fees and expenses.

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

Aspect, Quantica, Welton and Wimmer Horizon were positive YTD while Fort and QIM were negative YTD.

Frontier Select Fund

2023

The Frontier Select Fund—Class 1 NAV lost 22.11% and gained 66.05%, respectively, for the nine months ended September 30, 2023 and 2022, net of fees and expenses; the Frontier Select Fund—Class 2 NAV lost 20.35% and gained 69.81% respectively, for the nine months ended September 30, 2023 and 2022, net of fees and expenses; the Frontier Select Fund—Class 1AP NAV lost 20.35% and gained 69.79%, respectively, for the nine months ended September 30, 2023 and 2022.

For the nine months ended September 30, 2023, the Frontier Select Fund recorded total expenses of $51,517, net investment loss of $51,517, and net realized/unrealized loss on investments of $281,286, resulting in a net decrease in Owners’ capital from operations of $332,803. For the nine months ended September 30, 2022, the Frontier Select Fund recorded total expenses of $84,301, net investment loss of $84,301, and net realized/unrealized gain on investments of $998,607, resulting in a net increase in Owners’ capital from operations of $914,306.

The NAV per Unit, Class 1, decreased from $71.23 as of December 31, 2022 to $55.48 at September 30, 2023. The NAV per Unit, Class 1AP, decreased from $91.71 as of December 31, 2022 to $73.05 at September 30, 2023. The NAV per Unit, Class 2, decreased from $121.70 as of December 31, 2022 to $96.93 at September 30, 2023. Total Class 1 subscriptions and redemptions for the nine months ended September 30, 2023, were $0 and $134,188, respectively. Total Class 1AP subscriptions and redemptions for the nine months ended September 30, 2023, were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the nine months ended September 30, 2023, were $0 and $1,650, respectively. Ending capital at September 30, 2023 was $967,522 for Class 1, $8,407 for Class 1AP, and $58,036 for Class 2. Ending capital at December 31, 2022 was $1,417,113 for Class 1, $10,554 for Class 1AP, and $74,939 for Class 2.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Select Fund Class 1 Sector Attributions
Q3 2023 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2023
YTD

Frontier Select Fund Class 1AP Sector Attributions
Q3 2023 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2023
YTD

Frontier Select Fund Class 2 Sector Attributions
Q3 2023 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2023
YTD

Frontier Select Fund Class 1 Major Advisor Performance
Q3 2023 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Quantica Capital
Welton
Q3 2023
YTD

Frontier Select Fund Class 1AP Major Advisor Performance
Q3 2023 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Quantica Capital
Welton
Q3 2023
YTD

Frontier Select Fund Class 2 Major Advisor Performance
Q3 2023 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Quantica Capital
Welton
Q3 2023
YTD

Four of the six sectors which traded in the Frontier Select Fund were profitable in Q3 2023 and three of the six were profitable YTD. Agriculturals, Currencies, Energies and Interest Rates were profitable for Q3 2023 while Metals and Stock Indices finished negative for the quarter. Agriculturals, Currencies and Energies were profitable YTD while Interest Rates, Metals and Stock Indices finished negative YTD.

In terms of major CTA performance, Quantica finished positive for the quarter while Welton finished negative for the quarter. Quantica finished positive YTD while Welton finished negative YTD.

2022

The Frontier Select Fund—Class 1 NAV gained 66.05% and gained 14.97%, respectively, for the nine months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Select Fund—Class 2 NAV gained 69.81% and gained 17.59%, respectively, for the nine months ended September 30, 2022 and 2021, net of fees and expenses; the Frontier Select Fund—Class 1AP NAV gained 69.79% and gained 17.58%, respectively, for the nine months ended September 30, 2022 and 2021, net of fees and expenses.

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

Frontier Global Fund

2023

The Frontier Global Fund—Class 1 NAV lost 8.50% and gained 107.46%, respectively, for the nine months ended September 30, 2023 and 2022, net of fees and expenses; the Frontier Global Fund—Class 2 NAV lost 6.43% and gained 112.18%, respectively, for the nine months ended September 30, 2023 and 2022, net of fees and expenses.

For the nine months ended September 30, 2023, the Frontier Global Fund recorded total expenses of $123,593, net investment loss of $123,593, and net realized/unrealized loss on investments of $145,586, resulting in a net decrease in Owners’ capital from operations of $269,179. For the nine months ended September 30, 2022, the Frontier Global Fund recorded total expenses of $168,461, net investment loss of $168,461, and net realized/unrealized gain on investments of $2,222,433, resulting in a net increase in Owners’ capital from operations of $2,053,972.

The NAV per Unit, Class 1, decreased from $185.27 at December 31, 2022 to $169.52 as of September 30, 2023. The NAV per Unit, Class 2, decreased from $297.25 at December 31, 2022 to $278.15 as of September 30, 2023. Total Class 1 subscriptions and redemptions for the period were $0 and $1,050,472, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $81,188, respectively. Ending capital at September 30, 2023 was $1,381,829 for Class 1, $45,535 for Class 2. Ending capital at December 31, 2022 was $2,689,125 for Class 1 and $139,078 for Class 2.

Frontier Global Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Global Fund Class 1 Sector Attributions
Q3 2023 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2023
YTD

Frontier Global Fund Class 2 Sector Attributions
Q3 2023 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2023
YTD

Three of the six sectors traded in the Frontier Global Fund were profitable in Q3 2023. Agriculturals, Energies and Interest Rates were profitable while Currencies, Metals and Stock Indices finished negative for the quarter.

Agriculturals and Currencies were positive YTD while Energies, Interest Rates, Metals and Stock Indices were negative YTD.

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

Frontier Heritage Fund

2023

The Frontier Heritage Fund—Class 1 NAV lost 14.35% and gained 92.56%, respectively, for the nine months ended September 30, 2023 and 2022, net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV lost 12.41% and gained 96.94%, respectively for the nine months ended September 30, 2023 and 2022, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV lost 12.41% and gained 96.96%, respectively, for the nine months ended September 30, 2023 and 2022, net of fees and expenses.

For the nine months ended September 30, 2023, the Frontier Heritage Fund recorded total expenses of $133,026, net investment loss of $133,026, and net realized/unrealized loss on investment of $307,035, resulting in a net decrease in Owners’ capital from operations of $440,061. For the nine months ended September 30, 2022, the Frontier Heritage Fund recorded total expenses of $169,591, net investment loss of $169,591, and net realized/unrealized gain on investments of $2,216,734, resulting in a net increase in Owners’ capital from operations of $2,047,143.

The NAV per Unit, Class 1, decreased from $154.14 as of December 31, 2022 to $132.02 at September 30, 2023. The NAV per Unit, Class 1AP, decreased from $198.42 as of December 31, 2022 to $173.80 at September 30, 2023. The NAV per Unit, Class 2, decreased from $265.55 as of December 31, 2022 to $232.61 at September 30, 2023. Total Class 1 subscriptions and redemptions for the nine months were $0 and $463,955, respectively. Total Class 1AP subscriptions and redemptions for the nine months were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the nine months were $0 and $5,000, respectively. Ending capital at September 30, 2023 was $1,958,319 for Class 1, $11,087 for Class 1AP, and $207,935 for Class 2. Ending capital at December 31, 2022 was $2,830,832 for Class 1, $12,657 for Class 1AP, and $242,868 for Class 2.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Heritage Fund Class 1 Sector Attributions
Q3 2023 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2023
YTD

Frontier Heritage Fund Class 1AP Sector Attributions
Q3 2023 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2023
YTD

Frontier Heritage Fund Class 2 Sector Attributions
Q3 2023 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2023
YTD

Frontier Heritage Fund Class 1 Major Advisors Performance
Q3 2023 and YTD
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
-9.00%
-10.00%
Aspect Capital Ltd
Welton
Q3 2023
YTD

Frontier Heritage Fund Class 1AP Major Advisors Performance
Q3 2023 and YTD
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
-9.00%
Aspect Capital Ltd
Welton
Q3 2023
YTD

Frontier Heritage Fund Class 2 Major Advisors Performance
Q3 2023 and YTD
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
-9.00%
Aspect Capital Ltd
Welton
Q3 2023
YTD

Three of the six sectors which traded in the Frontier Heritage Fund were profitable in Q3 2023 and three of the six were profitable YTD. Agriculturals, Energies and Interest Rates were profitable for Q3 2023 while Currencies, Metals and Stock Indices finished negative for the quarter. Agriculturals, Currencies and Energies were profitable YTD while Interest Rates, Metals and Stock Indices finished negative YTD.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of September 30, 2023 and December 31,2022. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

DOMESTIC EXPOSURE

Frontier Balanced Fund:

	September 30, 2023		December 31, 2022
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$44,994	0.69%	$50	0.00%
Currencies	568,052	8.66%	321,385	3.45%
Metals	51,616	0.79%	897	0.01%
Agriculturals/Softs	16,197	0.25%	1,590	0.02%
Energy	6,870	0.10%	-	0.00%
Total:	$687,729	10.49%	$323,922	3.48%

Value at Risk: Foreign Markets

The following table presents the portion of trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of September 30, 2023 and December 31, 2022, on foreign markets. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

FOREIGN EXPOSURE

Frontier Balanced Fund:

	September 30, 2023		December 31, 2022
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$39,067	0.60%	$-	0.00%
Currencies	6,793	0.10%	122	0.00%
Stock Indices	12,404	0.19%	106	0.00%
Agriculturals/Softs	1,309	0.02%	227	0.00%
Energy	12,702	0.19%	-	0.00%
Total:	$72,275	1.10%	$455	0.00%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of September 30, 2023, by market sector.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chairman and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of September 30, 2023 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can only provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of September 30, 2023, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 report entitled Internal Control-Integrated Framework.

Based on that assessment, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust maintained effective internal control over financial reporting as of September 30, 2023.

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

Scope of Exhibit 31 Certifications

The certifications of the Chief Executive Officer and Chief Financial Officer of the Managing Owner as of September 30, 2023 and as of November 14, 2023 (the date of this filing) are included as Exhibits 31.1 and 31.2, respectively, to this Form 10-Q, and apply not only to the Trust as a whole but also to each Series individually.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the sale of unregistered Units by the Trust for the three months ended September 30, 2023. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Trust claims an exemption from registration of each of the transactions listed below under Section 4(a)(2) of the Securities Act of 1933, as amended, as a sale by an issuer not involving a public offering.

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

Frontier Funds
(Registrant)

Date: November 14, 2023	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 14, 2023	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Balanced Fund,
a Series of Frontier Funds
(Registrant)

Date: November 14, 2023	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 14, 2023	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Fund,
a Series of Frontier Funds
(Registrant)

Date: November 14, 2023	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 14, 2023	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Global Fund,
a Series of Frontier Funds
(Registrant)

Date: November 14, 2023	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 14, 2023	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Fund,
a Series of Frontier Funds (Registrant)

Date: November 14, 2023	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 14, 2023	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long Short Commodity Fund,
a Series of Frontier Funds (Registrant)

Date: November 14, 2023	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 14, 2023	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Fund,
a Series of Frontier Funds (Registrant)

Date: November 14, 2023	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 14, 2023	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Fund,
a Series of Frontier Funds (Registrant)

Date: November 14, 2023	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 14, 2023	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds