Form 10-K
period 2023-12-31
Frontier Funds; Frontier Heritage Fund; Frontier Masters Fund; Frontier Select Fund; Frontier Long/Short Commodity Fund; Frontier Diversified Fund; Frontier Balanced Fund; Frontier Global Fund
filed 2024-04-01
CIK 1261379, 1389123, 1450722, 1389125, 1389128, 1450720, 1389122, 1389124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The Frontier Funds’ units of beneficial interest are not traded on any market and, accordingly, do not have an aggregate market value. Units outstanding as of December 31, 2023 were: 22,727 for the Frontier Diversified Fund, 5,422 for the Frontier Masters Fund, 10,720 for the Frontier Long/Short Commodity Fund, 72,578 for the Frontier Balanced Fund, 16,674 for the Frontier Select Fund, 8,097 for the Frontier Global Fund and 14,981 for the Frontier Heritage Fund.

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF DECEMBER 31, 2023, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

i

Summary of Risk Factors

An investment in the units of beneficial interest (the “Units”) of each series (the “Series”) of Frontier Funds (the “Trust”) is subject to a number of risks of which you should be aware before making an investment decision. The following summary should not be considered an exhaustive summary of the material risks facing the Trust, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Form 10-K.

Structural Risks

●	The Trust, the Trading Companies (as defined below) and the Galaxy Plus entities (as defined below) are not registered investment companies.

●	Certain restrictions on redemption and transfer of the Units apply, redemptions may be temporarily suspended, and a substantial number of redemption requests in a short period may result in losses.

●	Unitholders have limited rights, including not being able to review any Series’ holdings on a daily basis, inability to prevent the Trust from taking actions which could cause losses, and lack of awareness of changes to trading programs or investments into, or divestments from, any Galaxy Plus entities.

●	Frontier Fund Management, LLC (the “Managing Owner”) may allocate nominal assets in respect of a Series in excess of its Net Asset Value, and it may adjust the leverage employed by a Trading Advisor in its sole discretion.

●	Each Series may be charged substantial fees and expenses regardless of profitability, including indirect fees and expenses associated with derivative instruments.

●	The failure by one or more of a Series’ counterparties could result in a substantial loss of such Series’ assets.

●	There are certain risks associated with investments in series LLCs (such as certain of the Trading Companies and the Galaxy Plus entities), and certain conflicts of interest exist in the structure and operation of the Trust.

●	The Managing Owner is leanly staffed and relies heavily on its key personnel to manage the Trust’s trading activities, and the loss of such personnel could adversely affect the Trust. Unitholders do not have privity of contract with service providers to the Trust or any Series, including the Trading Advisors.

Risks Relating to Trading and the Markets

●	The Trading Advisors may trade in futures, options, and swaps, each of which carry distinct risks.

●	The trading on behalf of each Series will be margined, which means that sharp declines in prices could lead to large losses.

●	Trading on unregulated or foreign exchanges involves risks that trading on regulated or U.S. exchanges does not, such as lack of investor protection regulation, possible government intervention, relatively new markets and exchange-rate exposure.

●	The Trading Advisors’ positions may be concentrated from time to time, which may render each Series susceptible to larger losses than if the positions were more diversified.

●	Turnover in each Series’ portfolio may be high, which could result in higher brokerage commissions and transaction fees and expenses.

●	There are certain risks associated with the Trust’s investment in U.S. government debt securities, including market risk, interest rate risk and credit risk.

●	Investments in reference programs through a swap or other derivative instrument may not always replicate exactly the performance of the relevant commodity trading adviser (“CTA”) trading program(s).

Risks Relating to the Trading Advisors

●	There are disadvantages to making trading decisions based on technical analysis and fundamental analysis.

●	Increased competition from other systematic traders could reduce the Trading Advisors’ profitability.

●	The incentive fees could be an incentive to the Trading Advisors to make riskier investments.

●	The risk management approaches of one or all of the Trading Advisors may not be fully effective, and a Series may incur losses.

●	Increases in assets under management of any of the Trading Advisors could lead to diminished returns.

●	Each Series relies on its Trading Advisor(s) for success, and, if a Trading Advisor’s trading is unsuccessful, the Series may incur losses.

●	The Managing Owner’s allocation of the Trust’s assets among Trading Advisors may result in less than optimal performance by the Trust.

●	Each Trading Advisor advises other clients and may achieve more favorable results for its other accounts.

●	The Managing Owner places significant reliance on the Trading Advisors and their key personnel; the loss of such personnel could adversely affect a Series.

●	The success of each Series depends on the ability of the personnel of its Trading Advisor(s) to accurately implement their trading systems, and any failure to do so could subject a Series to losses.

●	Stop-loss orders may not prevent large losses.

Risks Relating to the Galaxy Plus Platform

●	The success of each Series depends on the performance of the Galaxy Plus entities in which each Series invests.

●	The Galaxy Plus Platform is recently established and has a limited operating history, and the Galaxy Plus entities have limited or no operating history or track record.

●	A Series may incur losses related to other investors’ large redemptions from, or investments into, a Galaxy Plus entity.

●	The Galaxy Plus Platform operates independently from each Series, the Trust and the Managing Owner, and the Managing Owner will have no control over, or involvement in, the operation and administration of the commodity pools.

●	The Galaxy Plus Platform and New Hyde Park Alts, LLC (“New Hyde Park”) may limit the ability of a Series to invest in, or divest from, a Galaxy Plus entity. New Hyde Park is the Galaxy Plus Platform sponsor and operator.

●	Cessation of, or changes to, the operation of the Galaxy Plus Platform could adversely impact the performance of a Series.

●	Investment in Galaxy Plus entities presents operational and administrative risk to each Series.

●	The use of multiple Trading Advisors may result in offsetting or opposing trading positions and may also require one Trading Advisor to fund the margin requirements of another Trading Advisor.

●	The Trading Advisors’ trading programs bear some similarities and, therefore, may lessen the benefits to the Series which have multiple Trading Advisors.

Operating Risks

●	The Managing Owner may allocate notional assets in respect of a Series that are in excess of the net asset value of such Series.

●	Differing levels of fees received may create an incentive for the Managing Owner to favor certain Series over others.

●	The Managing Owner may terminate, replace and/or add Trading Advisors in its sole discretion, which may disrupt trading, adversely affecting the net asset value of a Series.

Taxation and Benefits Risks

●	You may have tax liability attributable to your investment in a series even if you have received no distributions and redeemed no units, and even if the series generated an economic loss, you may be subject to tax on gains that the Trust never realizes, and you will likely recognize short-term capital gain.

●	Partnership treatment is not assured, and if the Trust or any Series is not treated as a Partnership, you could suffer adverse tax consequences.

●	The IRS could challenge allocations of recognized gains to Unitholders who redeem.

●	The IRS could take the position that deductions for certain Trust expenses are subject to various limitations.

●	The investment of Benefit Plan Investors (as defined below) may be limited and/or subject to mandatory redemption in certain circumstances.

●	Foreign investors may face exchange rate risk and local tax consequences.

Regulatory Risks

●	Regulation of the commodity interest markets is extensive and constantly changing; future regulatory developments are impossible to predict but may significantly and adversely affect the Trust.

●	The Series, the Trading Companies or Galaxy Plus entities are subject to speculative position limits.

●	Commodity Futures Trading Commission (“CFTC”) registrations could be terminated which could adversely affect the Trust or a Series.

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

Purchasers of Units (“Unitholders”) are limited owners of the Trust (“Limited Owners”) with respect to beneficial interests of the Series’ Units purchased. The Trust Act provides that, except as otherwise provided in the second amended and restated declaration of trust and trust agreement dated December 9, 2013, as further amended, by and among the Managing Owner, Wilmington Trust Company, as trustee and the Limited Owners, as amended from time to time (the “Trust Agreement”), unitholders in a Delaware statutory trust will have the same limitation of liability as do stockholders of private corporations organized under the General Corporation Law of the State of Delaware. The Trust Agreement confers substantially the same limited liability, and contains the same limited exceptions thereto, as would a limited partnership agreement for a Delaware limited partnership engaged in like transactions as the Trust. In addition, pursuant to the Trust Agreement, the Managing Owner of the Trust is liable for obligations of a Series in excess of that Series’ assets. Limited Owners do not have any such liability. The Managing Owner will make contributions to Series of the Trust necessary to maintain at least a 1% interest in the aggregate capital, profits and losses of the combined Series of the Trust.

The Trust has been organized to pool investor funds to engage in trading in the United States (“U.S.”) and international markets for currencies, interest rates, stock indices, agricultural and energy products, precious and base metals and other commodities. The Trust may also engage in trading futures contracts, forwards, option contracts and other interests in derivative instruments, including swap contracts.

The Trust has seven (7) separate and distinct series of Units issued and outstanding: Frontier Diversified Fund, Frontier Masters Fund, Frontier Long/Short Commodity Fund, Frontier Balanced Fund, Frontier Select Fund, Frontier Global Fund, and Frontier Heritage Fund, (each a “Series” and collectively, the “Series”). The Trust financial statements are comprised of unitized Series, which are consolidated into the Trust financial statements. However, the consolidated Trust does not issue units.

The Trust, with respect to each Series:

●	engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

●	allocates funds to a limited liability trading company or companies affiliated with the Managing Owner (“Trading Company” or “Trading Companies”) or to an unaffiliated series limited liability company (“Galaxy Plus entities” or “Galaxy Plus entity”), each of which has one-year renewable contracts with its own independent trading advisor(s) (each a “Trading Advisor”) that will manage all or a portion of the applicable Trading Company’s or Galaxy Plus entity’s assets and make the trading decisions for the assets of each Series vested in such Trading Company or Galaxy Plus entity. The assets of each Trading Company and Galaxy Plus entity will be segregated from the assets of the other Trading Companies and Galaxy Plus entities.

●	maintains separate, distinct records for each Series, and separately accounts for the assets of each Series;

●	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

●	has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, offering exposure to the investment programs of individual Trading Advisors and to specific instruments;

●	maintains each Series of Units in three to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of Frontier Diversified Fund, Frontier Masters Fund, and Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (or the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series and paid to the selling agents by the Managing Owner in the month following sale, provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Global Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series and paid to the selling agents by the Managing Owner in the month following sale, provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Fund, and Frontier Masters Fund or Class 2a Units of the Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. Class 1AP was created as a sub-class of Class 1, and it has been presented separately because the fees applicable to it are different from those applicable to Class 1. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents; and

●	all payments made to selling agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Frontier Long/Short Commodity Fund or Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation with respect to such Units has been reached or will be reached. The service fee limit applicable to each unit sold is reached upon the earlier of when (i) the aggregate initial and ongoing service fees received by the selling agent with respect to such unit equals 9% of the purchase price of such unit or (ii) the aggregate underwriting compensation (determined in accordance with FINRA Rule 2310) paid in respect of such unit totals 10% of the purchase price of such unit. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then-current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) business day to be received by the Managing Owner prior to 4:00 PM in New York.

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

As of December 31, 2023, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into two separate Classes—Class 2 and Class 3. The Trust, with respect to the Frontier Select Fund and Frontier Heritage Fund, separates Units into a maximum of three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund, separates Units into a maximum of five separate Classes—Class 1, Class 1AP, Class 2, Class 2a and Class 3a. The Trust, with respect to the Frontier Long/Short Commodity Fund, separates Units into a maximum of four separate Classes—Class 2a, Class 2, Class 3a and Class 3. The Trust, with respect to the Frontier Global Fund, separates Units into two separate classes—Class 1 and Class 2. For those Series that invest in Galaxy Plus entities, approximately 75-95% of those Series assets are used for 30-7 requirements of the Master Funds (as defined below). The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus entities, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

As of December 31, 2023, Frontier Global Fund has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. Each of the remaining Series has invested a portion of its assets in several different Trading Companies or Galaxy Plus entities, and one or more Trading Advisors may manage the assets invested in such Trading Companies or Galaxy Plus entities.

Trading Advisors are responsible for the trading decisions of the respective Trading Companies or Galaxy Plus entities for which they trade. It is expected that between 75% and 95% of each Series’ assets normally will be invested in one or more Trading Companies or Galaxy Plus entities to be committed as margin for trading positions but, from time to time, these percentages may be substantially more or less. The remainder of each Series’ assets is maintained at the Trust level for cash management. Each of the respective Series has invested monies into pooled cash management assets which have included purchases of U.S. Treasury securities. Each Series’ ownership in these investments is based on its percentage ownership in the pooled cash management assets on the reporting date.

The Trading Advisors were selected based upon the Managing Owner’s evaluation of each Trading Advisor’s past performance, trading portfolios and strategies, as well as how each Trading Advisor’s performance, portfolio and strategies complement and differ from those of the other Trading Advisors.

The Managing Owner is a Delaware Limited Liability Company formed in November 2016. The Managing Owner has delegated its commodity pool operator (“CPO”) responsibilities to Wakefield Advisors LLC pursuant to the Commodity Pool Operator Delegation Agreement between the Managing Owner and Wakefield Advisors LLC, which has been registered with the CFTC as a CPO since January 7, 2013 and has been a member of the National Futures Association (“NFA”) since that date. The Managing Owner remains jointly and severally liable with Wakefield Advisors LLC for violations of the Commodity Exchange Act of 1936, as amended (the “CEA”), and CFTC regulations thereunder (“CPO Regulations”). However, Wakefield Advisors LLC will indemnify the Managing Owner from and against any and all loss, liability, damage, penalty, fine, cost, and expense (including attorneys’, accountants’, experts’, and other professionals’ fees and expenses incurred in investigation or defense of any and all demands, claims, actions, suits, or arbitrations) actually and reasonably incurred by the Managing Owner, based upon, arising out of or from, or in any way in connection with, any act, activity, conduct, performance, omission, or non-performance by the Wakefield Advisors LLC of any of its functions as a CPO or which violates the CEA or CPO Regulations in connection with its functions as CPO.

The Managing Owner’s main business office is located at 25568 Genesee Trail Road, Golden, Colorado 80401, telephone (303) 454-5500. A description of the Managing Owner’s responsibilities to the Trust is contained in a Prospectus filed February 11, 2019 with the SEC and made effective February 1, 2019 pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended (File No. 333-210313), which is referred to herein as the “Prospectus,” under the section captioned “The Managing Owner,” and such description is incorporated herein by reference from the Prospectus.

Regulation

Under the CEA, commodity exchanges and commodity futures trading are subject to regulation by the CFTC. The NFA, a registered futures association under the CEA, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated responsibility to the NFA for the registration of “commodity trading advisors”, “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective “associated persons” and “floor brokers.” The CEA requires “commodity pool operators,” such as the Managing Owner, “commodity trading advisors,” and commodity brokers or “futures commission merchants,” such as the Trust’s commodity brokers, to be registered and to comply with various reporting and recordkeeping requirements. The Managing Owner and the Trust’s commodity brokers are members of the NFA. The CFTC may suspend a commodity pool operator’s or a commodity trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the CEA or rules and regulations promulgated thereunder. In the event that the Managing Owner’s registration as a commodity pool operator were terminated or suspended, the Managing Owner would be unable to continue to manage the business of the Trust. Should the Managing Owner’s registration be suspended, termination of the Trust may result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions that any person, including the Trust, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. The Trust also trades in dealer markets for forward and swap contracts, many of which were brought under the regulation of the CFTC by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). In addition, the Trust trades on foreign commodity exchanges, which are not subject to regulation by any U.S. government agency

Operations

A description of the business of the Trust, including trading approaches for each Series of Units, rights and obligations of the limited owners, compensation arrangements, and fees and expenses is contained in the Prospectus, under the sections captioned “Risk Disclosure Statement,” “Summary,” “Risk Factors,” “Frontier Funds Trust,” “The Offering,” “Trading Limitations, Policies and swaps,” “The Trustee,” “The Managing Owner,” “Actual and Potential Conflicts of Interest,” “Fees and Expenses” and the appendix attached to the Prospectus for each Series of Units, and such description is incorporated herein by reference from the Prospectus.

The Trading Companies and Galaxy Plus entities for each Series of Units engage in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swaps) and may, from time to time, engage in cash and spot transactions. A brief description of the Trust’s main types of investments is set forth below:

●	A futures contract is a standardized contract traded on an exchange that calls for the future delivery of a specified quantity of a commodity at a specified time and place.

●	A forward contract is an individually negotiated contract between principals, not traded on an exchange, to buy or sell a specified quantity of a commodity at or before a specified date at a specified price.

●	An option on a futures contract, forward contract or a commodity gives the buyer of the option the right, but not the obligation, to buy or sell a futures contract, forward contract or a commodity, as applicable, at a specified price on or before a specified date. Options on futures contracts are standardized contracts traded on an exchange, while options on forward contracts and commodities, referred to collectively in this prospectus as over-the-counter options, generally are individually negotiated, principal-to-principal contracts not traded on an exchange.

●	A swap contract generally involves an exchange of a stream of payments between the contracting parties. Certain swap contracts are required to be executed on organized exchanges, while others are traded over-the-counter (“OTC”).

Certain of the Trading Companies and Galaxy Plus entities have entered into contractual arrangements with independent CTAs that will manage all or a portion of such Trading Company’s and Galaxy Plus entity’s assets and make the trading decisions with respect to the assets of such Trading Company or Galaxy Plus entity.

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

As of December 31, 2023, the trading system of each of the major Trading Advisors and the means by which the Series access those Trading Advisors are as follows:

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

Effective January 11, 2024, Horizon3 Investment Management LLP, previously accessed through Frontier Trading Company I LLC, was changed to be accessed through the Galaxy Plus Fund-Horizon3 Feeder Fund (577) LLC. The trading strategy remains the same.

As of December 31, 2023, the allocation of the assets of each applicable Series of the Trust among the Trading Advisors was as follows:

Allocation as of December 31, 2023 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

Advisor	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Masters Fund	Frontier Balanced Fund	Frontier Select Fund	Frontier Global Fund	Frontier Heritage Fund
Aspect Capital Limited	29%	-	60%	28%	-	100%	93%
Fort, L.P.	13%	-	-	5%	-	-	-
Horizon3 Investment Management LLP	-	-	-	16%	-	-	-
Quantica Capital AG	10%	-	28%	13%	64%	-	-
Quantitative Investment Management, LLC	13%	-	-	14%	-	-	-
Quest Partners LLC	24%	-	-	17%	-	-	-
Rosetta Capital Management, LLC	-	55%	-	-	-	-	-
Volt Diversified Alpha Fund	-	29%	-	-	-	-	-
Welton Investment Partners LLC	11%	16%	12%	7%	36%	-	7%

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

All trading and investment activities take place at the Trading Company level or through a Series’ investment in one or more Galaxy Plus entities Platform, and, since the Trust invests substantially all of the assets of each Series in one or more Trading Companies and/or Galaxy Plus entities, each of the risks applicable to the Trading Companies and/or Galaxy Plus entities flows through to the Series.

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

Unitholders generally may redeem Units daily on one business day notice, but certain restrictions on redemption and transfer will apply. For example, if a Unitholder invests in class 1 or 1a Units and redeems all or a portion of such Units on or before the end of the 12 full months following the purchase of such Units, a Unitholder will be charged a redemption fee of up to a percentage of the purchase price of any such Units being redeemed. Also, transfers of Units are permitted only with the prior written consent of the Managing Owner and provided that conditions specified in the Trust Agreement are satisfied. There is no secondary market for the Units and none is expected to develop.

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

Each Series is charged brokerage charges, OTC dealer spreads and related transaction fees and expenses, and management fees in all cases regardless of whether any Series’ activities are profitable. In addition, the Managing Owner charges each Series an incentive fee based on a percentage of the new trading profits generated by each Trading Advisor for such Series or the profits generated by such Series’ investment in Galaxy Plus entities. Such incentive fee is reduced by an amount equal to any performance fees paid by the Galaxy Plus entity to its Trading Advisors, and to the extent any related incentive fee is paid by the Series to a Trading Advisor, the Managing Owner will pay all or a portion of its incentive fee to the Series. As a result of the fact that incentive fees are calculated separately for each Trading Advisor and Galaxy Plus entity to which the Series has allocated assets and each Series allocates assets to multiple Trading Advisors and/or Galaxy Plus entities, it is possible that substantial incentive fees may be paid out of the net assets of a Series during periods in which such Series has no net new trading profits or in which such Series actually loses money. In addition, each Series must earn new trading profits and interest income sufficient to cover these fees and expenses in order for it to be profitable.

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

The Trust is subject to the risk of insolvency of an exchange, clearinghouse, central clearing broker, commodity broker, and counterparties with whom the Trading Companies trade. Trust assets could be lost or impounded in such an insolvency during lengthy bankruptcy proceedings. Were a substantial portion of the Trust’s capital tied up in a bankruptcy, the Managing Owner might suspend or limit trading, perhaps causing a Series to miss significant profit opportunities. The Trust is subject to the risk of the inability or refusal to perform on the part of the counterparties with whom contracts are traded. In the event that the clearing brokers are unable to perform their obligations, the Trust’s assets are at risk, and investors may only recover a pro rata share of their investment, or nothing at all.

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

In the event of a shortfall in segregated customer funds held by the futures commission merchant, the Series’ assets on account with the futures commission merchant may be at risk in the event of the futures commission merchant’s bankruptcy or insolvency, and, in such event, the Series may only recover a portion of the available customer funds. If no property is available for distribution, the Series would not recover any of its assets. With respect to a Series’ OTC uncleared swaps, prior to the implementation of the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended (the “Dodd-Frank Act”), there was no requirement to segregate funds held with respect to such contracts. There is now a requirement to segregate funds held as variation margin posted by a party engaging in uncleared swaps with a swap dealer or major swap participant; moreover, a party engaging in uncleared swaps with a swap dealer or major swap participant can ask that the initial margin posted by such party be held with an independent third-party custodian. Generally, the party requesting segregation will pay the costs of such custodial arrangement. There may also be costs and delays involved in negotiating the custodial arrangement and related contractual terms.

With respect to transactions a Series enters into that are not traded on an exchange, there are no daily settlements of variations in value, and there is no requirement to segregate funds held with respect to such accounts. Thus, the funds that a Series invests in such transactions may not have the same protections as funds used as margin or to guarantee exchange-traded futures and options contracts. If the counterparty becomes insolvent and a Series has a claim for amounts deposited or profits earned on transactions with the counterparty, the Series’ claim may not receive a priority. Without a priority, the Trust is a general creditor, and its claim will be paid, along with the claims of other general creditors, from any monies still available after priority claims are paid. Even funds of the Trust that the counterparty keeps separate from its own operating funds may not be safe from the claims of other general and priority creditors. There are no limitations on the amount of allocated assets a portfolio manager can trade on foreign exchanges or in forward contracts.

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

Options are derivatives that give the purchaser the option to buy (call) or sell (put) an underlying asset from or to a counterparty at a specified price (the strike price) on or before an expiration date. Certain Trading Advisors may purchase or write (i.e., sell) put and call options on an underlying reference it is otherwise permitted to invest in. By investing in options, the Series are exposed to the risk that they may be required to buy or sell the underlying reference at a disadvantageous price on or before the expiration date. If a Series sells a put option, the Series may be required to buy the underlying reference at a strike price that is above market price, resulting in a loss. If a Series sells a call option, the Series may be required to sell the underlying reference at a strike price that is below market price, resulting in a loss. If a Series sells a call option that is not covered (it does not own the underlying reference), the Series’ losses are potentially unlimited. Options may involve economic leverage, which could result in greater volatility in price movement. Options may be traded on a securities exchange or in the OTC market. At or prior to maturity of an options contract, a Series may enter into an offsetting contract and may incur a loss to the extent there has been adverse movement in options prices. Options can increase a Series’ risk exposure to underlying references and their attendant risks, such as credit risk, market risk, foreign currency risk and interest rate risk, while also exposing the Series to correlation risk, counterparty risk, hedging risk, leverage risk, liquidity risk, pricing risk and volatility risk.

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

There are no limitations on daily price movements in swaps. Speculative position limits are not currently applicable to swaps but, in the future, may be applicable for swaps on certain commodities. In addition, participants in the swap markets are not required to make continuous markets in the swaps they trade and determining a market value for calculation of termination amounts can lead to uncertain results.

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

Each Series may trade forward contracts in foreign currencies and may engage in spot commodity transactions (transactions in physical commodities). These contracts, unlike futures contracts and options on futures, historically were not regulated by the CFTC when traded between certain “eligible contract participants,” as defined in the CEA. However, the Dodd-Frank Act includes foreign currency forwards and foreign currency swaps (as such terms are defined in the Dodd-Frank Act) in the definition of “swap.” The CFTC has been granted authority to regulate all swaps but grants the U.S. Treasury Department the discretion to exempt foreign currency forwards and foreign currency swaps from all aspects of the Dodd-Frank Act other than reporting, recordkeeping and business conduct rules for swap dealers and major swap participants. In November 2012, Treasury determined that those transactions can be carved out of the swap category, and they are subject only to the noted categories of the Dodd-Frank Act requirements. Therefore, the Series will not receive the full benefit of CFTC regulation for certain of their foreign currency trading activities.

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

Trading on foreign exchanges involves some risks that trading on U.S. exchanges does not, such as:

Lack of Investor Protection Regulation

The rights of the Series in the event of the insolvency or bankruptcy of a non-U.S. market or broker are likely to differ from rights that the Series would have in the United States, and these rights may be more limited than in the case of failures of U.S. markets or brokers.

Possible Governmental Intervention

Generally, foreign brokers are not subject to the jurisdiction of the CFTC or any other U.S. regulator. In addition, the Series’ assets held outside of the United States to margin transactions on foreign exchanges are held in accordance with the client assets protection regime and the insolvency laws of the applicable jurisdiction. A foreign government might halt trading in a market and/or take possession of the Series’ assets maintained in its country, in which case the assets may never be recovered. The Managing Owner and the Series might have little or no notice that such events were happening. In such circumstances, the Managing Owner may not be able to obtain the Series’ assets.

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

The assets of each Trading Company or Galaxy Plus entity that are deposited with commodity brokers or their affiliates may be placed in deposit accounts at U.S. banks. The Federal Deposit Insurance Corporation (“FDIC”) generally insures all deposit accounts of any one accountholder held at any one insured U.S. bank for up to $250,000 in the aggregate. If the funds in an account can be traced back to multiple individual co-owners, then each co-owner may be separately entitled to up to $250,000 in coverage. This $250,000 maximum amount of deposit insurance coverage was made permanent by the Dodd-Frank Act. Uninsured depositors also may receive funds in the event of a receivership of the bank holding the deposit accounts, but uninsured depositors have a lower priority in respect of payment than insured depositors or certain other creditors, and frequently, there are insufficient funds in a receivership estate to pay off uninsured depositors fully or at all. If the FDIC were to become receiver of an insured U.S. bank holding deposit accounts that were established by a commodity broker or one of its affiliates, then it is uncertain whether the commodity broker, the affiliate involved, the Trading Company or Galaxy Plus entity, the Series involved, or the investor would be able to reclaim cash in the deposit accounts in the full amount.

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

Certain Trading Advisors may trade options on futures. Futures contract gains and losses are marked-to-market daily for purposes of determining margin requirements. Option positions generally are not marked-to-market daily, although short option positions will require additional margin if the market moves against the position. Due to these differences in margin treatment between futures and options, there may be periods in which positions on both sides must be closed down prematurely due to short-term cash flow needs. If this occurs during an adverse move in a spread or straddle relationship, then a substantial loss could occur.

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

One or more of the Trading Advisors may from time to time cause a Series to hold a few relatively large positions in relation to its assets. Consequently, a loss in any such position could result in a proportionately greater loss to such Series than if the Series’ assets had been spread among a wider number of instruments.

Turnover in each Series’ portfolio may be high, which could result in higher brokerage commissions and transaction fees and expenses.

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

With respect to the portion of the Trust’s assets apportioned for cash management, the Trust may invest in U.S. government securities, which include any security issued or guaranteed as to principal or interest by the United States, or by a person controlled by or supervised by and acting as an instrumentality of the government of the United States pursuant to authority granted by Congress of the United States or any certificate of deposit for any of the foregoing, including U.S. Treasury bonds, U.S. Treasury bills and issues of agencies of the U.S. government (such as Ginnie Mae, Fannie Mae, or Freddie Mac). U.S. government securities are subject to market risk, interest rate risk and credit risk. Securities, such as those issued or guaranteed by Ginnie Mae or the U.S. Treasury, that are backed by the full faith and credit of the United States are guaranteed only as to the timely payment of interest and principal when held to maturity and the market prices for such securities will fluctuate. Notwithstanding that these securities are backed by the full faith and credit of the United States, circumstances could arise that would prevent the payment of interest or principal. This would result in losses to the Trust. Securities issued or guaranteed by U.S. government-related organizations, such as Fannie Mae and Freddie Mac, are not backed by the full faith and credit of the U.S. government and no assurance can be given that the U.S. government would provide financial support. Therefore, U.S. government-related organizations may not have the funds to meet their payment obligations in the future.

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

From time to time, certain Series invested in reference programs through total return swaps with Deutsche Bank AG. Such swaps reference an index comprised of shares in segregated investment portfolios directed by CTAs selected by the Managing Owner. It is possible that the underlying index in respect of any swap owned by a Series may not fully replicate the performance of the relevant CTA programs in respect of other accounts traded by such CTAs. Further, the calculation of the underlying index for such swaps will include a deduction for a fee payable to the swap counterparty. Each of these deductions will mean that the return of such investment will be less than would be the case if no fees were deducted.  During the periods covered by this report, no Series was invested in any derivative instruments including swaps.

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

Many of the Trading Advisors, except certain Trading Advisors trading for the Frontier Long/Short Commodity Fund, may base their trading decisions on trading strategies that use mathematical analyses of technical factors relating to past market performance rather than fundamental analysis. The buy and sell signals generated by a technical, trend-following trading strategy are derived from a study of actual daily, weekly and monthly price fluctuations, volume variations and changes in open interest in the markets. The profitability of any technical, trend-following trading strategy depends upon the occurrence in the future of significant, sustained price moves in some of the markets traded.

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

Certain Trading Advisors will base their decisions on trading strategies which utilize, in whole or in part fundamental analysis of underlying market forces. Fundamental analysis attempts to examine factors external to the trading market which affect the supply and demand for a particular commodity interest in order to predict future prices. Such analysis may not result in profitable trading because certain Trading Advisors may not have knowledge of all factors affecting supply and demand or may incorrectly interpret the information they do have. Furthermore, prices may often be affected by unrelated or unexpected factors, and fundamental analysis may not enable the Trading Advisor to determine whether its previous decisions were incorrect in sufficient time to avoid substantial losses. In addition, fundamental analysis assumes that commodity markets are inefficient—i.e., that commodity prices do not always reflect all available information—which some market analysts dispute.

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

Each Series relies on its Trading Advisor(s) for success, and, if a Trading Advisor’s trading is unsuccessful, the Series may incur losses.

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

The Managing Owner relies on the Trading Advisors to achieve trading gains for each Series, entrusting each of them with the responsibility for, and discretion over, the investment of their allocated portions of the Trust’s assets. The Trading Advisors, in turn, are dependent on the services of a limited number of persons to develop and refine their trading approaches and strategies and execute the trading transactions. The loss of the services of any Trading Advisor’s principals or key employees, or the failure of those principals or key employees to function effectively as a team, may have an adverse effect on that Trading Advisor’s ability to manage its trading activities successfully or may cause the Trading Advisor to cease operations entirely. This, in turn, could negatively impact one or more Series’ performance. Each of the Trading Advisors is wholly- (or majority-) owned and controlled, directly or indirectly, by single individuals who have major roles in developing, refining and implementing the Trading Advisor’s trading strategies and operating its business. The death, incapacity or other prolonged unavailability of such individuals likely would greatly hinder these Trading Advisors’ operations and could result in their ceasing operations entirely, which could adversely affect the value of your investment.

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

The assets of each Series are substantially invested in Galaxy Plus entities, and, accordingly, each Series’ performance depends substantially upon the performance of each such Galaxy Plus entity. Factors that may significantly affect a Galaxy Plus entity’s performance include the investment strategies selected for it by New Hyde Park and/or such Galaxy Plus entity’s trading advisor, in their sole discretion, the Galaxy Plus entity’s adherence to the selected strategies, the effectiveness of such strategies and the specific trading activities of the Galaxy Plus entity’s trading advisor, including the trading advisor’s selection of financial instruments. Each Galaxy Plus entity is advised by an independent trading advisor. As a result, many of the risks outlined above with respect to the Trading advisors of each Series will also apply to the trading advisors of each Galaxy Plus entity.

The Galaxy Plus Platform is recently established and has a limited operating history, and the Galaxy Plus entities have limited or no operating history or track record.

The Galaxy Plus Platform was formed in April 2015 and has a limited history of operations. The commodity pools offered on the platform are recently established, with a limited operating history or, in some cases, newly established with no operating history. There is a limited performance history, or in some cases, no performance history, to serve as a factor in evaluating an investment in the commodity pools on the Galaxy Plus Platform.

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

In addition, as the use of technology increases, each Series may be more susceptible to operational risks through breaches in cybersecurity. A breach in cybersecurity refers to both intentional and unintentional events that may cause the Series to lose proprietary information or operational capacity or suffer data corruption. As a result, each Series may incur regulatory penalties, reputational damage, additional compliance costs associated with corrective measures, and/or financial loss. In addition, cybersecurity breaches of the Series’ third-party service providers or issuers in which the Series invest may also subject the Series to many of the same risks associated with direct cybersecurity breaches.

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

Because you and other investors will acquire, exchange, and redeem Units at different times, you may experience a loss on your Units even though the Series in which you have invested as a whole, is profitable and even though other investors in that Series experience a profit. The past performance of any Series may not be representative of each investor’s investment experience in it.

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

Partnership treatment is not assured, and, if the Trust or any Series is not treated as a Partnership, you could suffer adverse tax consequences.

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

There is the possibility of a tax audit, which could result in additional taxes to you.

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

Special considerations apply to investments in the Trust by individual retirement accounts, pension, profit-sharing, stock bonus, Keogh, welfare benefit and other employee benefit plans, whether or not subject to the Employee Retirement Income Security Act of 1974 (“ERISA”) or Section 4975 of the Code, (each, a “Plan”). A Plan that is subject to Part 4 of Subtitle B of Title I of ERISA or Section 4975 of the Code (an “ERISA Plan”), and any entity whose underlying assets include plan assets by reason of a Plan’s investment in such entity is referred to as a “Benefit Plan Investor.” While the assets of the Trust or any Series (and Class of any Series) are intended not to constitute plan assets with respect to any Benefit Plan Investors, the United States Department of Labor (the “DOL”), IRS or a court could disagree. If the DOL, IRS or a court were to find that the assets of some or all of the Series (or Class of any Series) are the assets of Benefit Plan Investors, the Managing Owner and the Trading Advisors to such Series (or Class) may be fiduciaries, and certain transactions in or by the Trust could be prohibited. For example, if the Trust were deemed to hold “plan assets,” within the meaning of 29 C.F.R. § 2510.3-101, the Trading Advisors may have to refrain from directing certain transactions that are currently contemplated. Furthermore, whether or not the Trust is deemed to hold plan assets, if a Benefit Plan Investor has certain pre-existing relationships with the Managing Owner, one or more Trading Advisors, the selling agents or a clearing broker, investment in a Series may be limited or prohibited. In the event that, for any reason, the assets of any Series (or Class of any Series) might be deemed to be “plan assets,” and if any transactions would or might constitute prohibited transactions under ERISA or the Code and an exemption for such transaction or transactions is not available or cannot be obtained (or the Managing Owner determines not to seek such exemption), the Managing Owner reserves the right, upon notice to, but without the consent of any Limited Owner, to mandatorily redeem Units held by any limited owner that is a Benefit Plan Investor. Furthermore, whether or not a Series (or Class of any Series) are plan assets, Benefit Plan Investors should consider their fiduciary responsibilities before making a decision to invest in a Series (or Class of any Series) and Plan investors who are not subject to ERISA may be subject to similar responsibilities under state, local, or non-U.S. law.

Foreign investors may face exchange rate risk and local tax consequences.

Foreign investors should note that the Units are denominated in U.S. dollars and that changes in the rates of exchange between currencies may cause the value of their investment to decrease.

Regulatory Risks

Regulation of the commodity interest markets is extensive and constantly changing; future regulatory developments are impossible to predict but may significantly and adversely affect the Trust.

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

The U.S. futures exchanges have established speculative position limits (referred to as “position limits”) on the maximum net long or net short position which any person or group of persons may hold or control in particular futures and options on futures. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. Additionally, on October 15, 2020, the CFTC approved a final rule that amended the existing federal position limits regime, as well as the framework for exchange-set position limits and exemptions (such final rule, the “Position Limits Rule”). The Position Limits Rule established federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts. Compliance with all new position limits was required by January 1, 2023. Therefore, a Trading Advisor may have to modify its trading instructions or reduce the size of its positions in one or more futures or options contracts in order to avoid exceeding such position limits, which could adversely affect the profitability of the Trading Companies or Galaxy Plus entities. The futures exchange may amend or adjust these position limits or the interpretation of how such limits are applied and adversely affect the profitability of the Trading Companies or Galaxy Plus entities.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

The Trust understands the importance of preventing, identifying, assessing, and managing material risks associated with cybersecurity threats. To manage material risks from cybersecurity threats and to protect against, detect, and prepare to respond to cybersecurity incidents, the Trust undertakes the below-listed activities:

●	Monitoring emerging data risks, laws, and regulations pertaining to cybersecurity;

●	Conducting vulnerability scans of the Trust’s digital infrastructure;

●	Conducting training for employees, including regular phishing email simulations;

●	Reviewing third-party service providers to assess each vendor’s cybersecurity processes prior to engaging and on an ongoing basis;

●	Implementing access controls that restrict third-party service provider access to systems necessary to provide services;

●	Performing a cyber risk assessment, internally or by engaging a third party, to evaluate cybersecurity program, policies, and procedures; and

The Trust’s cybersecurity risk management program is overseen by the Executive Committee of the Managing Owner. Periodically, the Chief Information Security Officer of the Managing Owner provides an update to the Executive Committee of the Managing Owner on the Trust’s cybersecurity threat risk management and strategy processes, including potential impact on the Trust, the efforts to manage the risks that are identified, and the Trust’s disaster recovery preparations.

As of April 1, 2024, the Trust’s business strategy, operations, or financial condition have not been materially affected by, and are not likely to be materially affected by, any cybersecurity threats or incidents.

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

The following table shows the number of Limited Owners and the number of Units outstanding in each Class of each Series as of December 31, 2023:

	Number of Limited Owners	Number of Units Outstanding
Frontier Diversified Fund (Class 2)	11	2963
Frontier Diversified Fund (Class 3)	86	19765
Frontier Long/Short Commodity Fund (Class 2)	4	113
Frontier Long/Short Commodity Fund (Class 2a)	7	816
Frontier Long/Short Commodity Fund (Class 3)	59	7739
Frontier Long/Short Commodity Fund (Class 3a)	31	2052
Frontier Masters Fund (Class 2)	8	1165
Frontier Masters Fund (Class 3)	35	4257
Frontier Balanced Fund (Class 1)	375	60916
Frontier Balanced Fund (Class 1AP)	3	587
Frontier Balanced Fund (Class 2)	44	7950
Frontier Balanced Fund (Class 2a)	1	187
Frontier Balanced Fund (Class 3a)	17	2938
Frontier Select Fund (Class 1)	143	15961
Frontier Select Fund (Class 1AP)	1	115
Frontier Select Fund (Class 2)	9	598
Frontier Global Fund (Class 1)	71	7943
Frontier Global Fund (Class 2)	2	154
Frontier Heritage Fund (Class 1)	89	13937
Frontier Heritage Fund (Class 1AP)	1	64
Frontier Heritage Fund (Class 2)	8	890

No Units are authorized for issuance by the Trust under equity compensation plans. During the year ended December 31, 2023, no unregistered Units were sold by the Trust. In addition, the Trust did not repurchase any Units under a formal repurchase plan. All Unit redemptions during the year ended December 31, 2023 were in the ordinary course of business. There have not been any purchases of Units by the Trust or any affiliated purchasers during the year ended December 31, 2023.

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Trust is a Delaware statutory trust formed on August 8, 2003. The Trust is a multi-advisor commodity pool, as described in CFTC Regulation § 4.10(d)(2). The Trust is authorized to issue multiple Series of Units, pursuant to the requirements of the Trust Act. The assets of each Series are held and accounted for in separate and distinct records from the assets of other Series. The Trust is managed by the Managing Owner, and its term will expire on December 31, 2053 (unless terminated earlier in certain circumstances).

The Trust, with respect to each Series of Units, engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments (including swaps). The Trust allocates funds to affiliated Trading Companies and Galaxy Plus entities, each of which has one-year renewable contracts with its own independent Trading Advisor(s) that will manage all or a portion of the applicable Trading Company’s or Galaxy Plus entity’s assets and make the trading decisions for the assets of each Series vested in such Trading Company or Galaxy Plus entity. The assets of each Trading Company and Galaxy Plus entity will be segregated from the assets of each other Trading Company and Galaxy Plus entity. The Trust has an investment objective of increasing the value of the Units over the long term (capital appreciation), while controlling risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies). For additional overview of the Trust’s structure and business activities, see Item 1 “BUSINESS.” For a discussion of fees paid by the Trust, see Item 11 “EXECUTIVE COMPENSATION.”

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Managing Owner to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Trust’s financial statements. The Trust’s most significant accounting policy, described below, includes the valuation of its futures and forward contracts, options contracts, swap contracts, U.S. Treasury securities and investments in unconsolidated Trading Companies and Galaxy Plus entities. The majority of these investments are exchange-traded contracts valued upon exchange settlement prices or non-exchange traded contracts and obligations with valuation based on third-party quoted dealer values on the Interbank market.

The Trust’s other significant accounting policies are described in detail in Note 2 of the financial statements.

Investment Transactions and Valuation

The Managing Owner has evaluated the nature and type of transactions processed and estimates that it makes in preparing the Trust’s financial statements and related disclosures and has adopted Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosure and implemented the framework for measuring fair value for assets and liabilities.

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

In addition, the Trust monitors counterparty credit risk and incorporates any identified risk factors when assigning input levels to underlying financial assets or liabilities. In that regard, ASC 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical financial assets and the lowest priority to unobservable inputs. A full disclosure of the fair value hierarchy is presented in Note 3 of the financial statements—Fair Value Measurements.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At December 31, 2023, cash deposited at the clearing brokers was $723,899 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 5.25 to 5.50%, this amount is estimated to be 5.25%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities, which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including US. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 75% to 95% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the CEA and regulations there under. The remaining approximately 5% to 25% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of December 31, 2023, total cash and cash equivalents held at banking institutions were $98,119 for the Frontier Diversified Fund, $50,991 for the Frontier Long/Short Commodity Fund, $25,514 for the Frontier Masters Fund, $230,796 for the Frontier Balanced Fund, $91,807 for the Frontier Select Fund, $85,804 for the Frontier Global Fund, and $88,561 for the Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. As of December 31, 2023, the redemptions payable were $21,822 for the Frontier Diversified Fund, $2,601 for the Frontier Master Fund and $485 for the Frontier Long/Short Commodity Fund. During the year ended December 31, 2023, the Trust was able to pay all redemptions on a timely basis.

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

In the case of forward contracts traded on the interbank market and swaps, neither is necessarily traded on an exchange. The counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus, there may be a greater counterparty credit risk. The Managing Owner expects the Trading Advisors to trade only with those counterparties which it believes to be creditworthy. All positions of each Trading Company are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to any Trading Company.

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

Results of Operations for the Twelve Months Ended December 31, 2023

Series Returns and Other Information

The returns for each Series and Class of Units for the twelve months ended December 31, 2023, and related information, are discussed below. The activities of the Trust on a combined consolidated basis are explained through the activity of each underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a combined consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during fiscal 2023. The performance of each Series was impacted over the course of the year by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by, the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For each of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the fourth quarter (except as otherwise noted) and for the full calendar year. Charts depicting the performance of the various Series’ positions within each of the relevant sectors during the prior three quarters were included in the Trust’s quarterly reports on Form 10-Q previously filed.

Frontier Diversified Fund

2023

The Frontier Diversified Fund—Class 2 NAV lost 29.25% for the twelve months ended December 31, 2023 net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV lost 29.07% for the twelve months ended December 31, 2023 net of fees and expenses.

For the twelve months ended December 31, 2023 the Frontier Diversified Fund recorded total expenses of $83,415, net investment loss of $78,559, and net realized/unrealized loss on investments of $667,781, resulting in a net decrease in owners’ capital from operations of $746,340. The NAV per Unit, Class 2, decreased from $96.37 at December 31, 2022, to $68.18 as of December 31, 2023. The NAV per Unit, Class 3, decreased from $90.72 at December 31, 2022, to $64.35 as of December 31, 2023. Total Class 2 subscriptions and redemptions for the period were $0 and $97,165, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $546,679, respectively. Ending capital at December 31, 2023, was $201,966 for Class 2 and $1,271,822 for Class 3.

For the twelve months ended December 31, 2023, Frontier Diversified Fund did not own a swap investment.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Sector & Major Advisor Attribution for the Frontier Diversified Fund

Frontier Diversified Fund Class 2 Sector Attributions
Q4 2023 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2023
YTD

Frontier Diversified Fund Class 3 Sector Attributions
Q4 2023 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2023
YTD

Frontier Diversified Fund Class 2 Major Advisors Performance
Q4 2023 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Quest Partners
Welton
Non-Major Advisors
Q4 2023
YTD

Frontier Diversified Fund Class 3 Major Advisors Performance
Q4 2023 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Quest Partners
Welton
Non-Major Advisors
Q4 2023
YTD

One of the six sectors traded in the Frontier Diversified Fund was profitable in Q4 2023. Stock Indices were positive while Agriculturals, Currencies, Energies, Interest Rates and Metals were negative for the quarter.

Agriculturals were positive year-to-date (“YTD”) while Currencies, Energies, Interest Rates, Metals and Stock Indices were negative YTD.

In terms of major CTA performance, no CTAs finished positive for the quarter. Aspect, Fort, Quantica, Quest, QIM and Welton finished negative for the quarter. No CTAs were positive YTD while Aspect, Fort, Quantica, Quest, QIM, and Welton were negative YTD.

Frontier Masters Fund

2023

The Frontier Masters Fund—Class 2 NAV lost 30.91% for the twelve months ended December 31, 2023, net of fees and expenses, the Frontier Masters Fund—Class 3 NAV lost 30.73% for the twelve months ended December 31, 2023, net of fees and expenses.

For the twelve months ended December 31, 2023 the Frontier Masters Fund recorded total expenses of $37,573, net investment loss of $34,998, and net realized/unrealized loss on investments of $170,633, resulting in a net decrease in owners’ capital from operations of $205,631. The NAV per Unit, Class 2, decreased from $94.64 at December 31, 2022, to $65.39 as of December 31, 2023. The NAV per Unit, Class 3 decreased from $89.45 at December 31, 2022 to $61.96 as of December 31, 2023. Total Class 2 subscriptions and redemptions for the twelve months were $0 and $55,886, respectively. Total Class 3 subscriptions and redemptions for the twelve months were $0 and $94,641, respectively. Ending capital at December 31, 2023, was $76,186 for Class 2 and $263,776 for Class 3.

For the twelve months ended December 31, 2023, Frontier Masters Fund did not own a swap investment.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids and Commodities sectors.

Sector & Major Advisor Attribution for the Frontier Masters Fund

Frontier Masters Fund Class 2 Sector Attributions
Q4 2023 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2023
YTD

Frontier Masters Fund Class 3 Sector Attributions
Q4 2023 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2023
YTD

Frontier Masters Fund Class 2 Major Advisors Performance
Q4 2023 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Aspect Capital Ltd
Quantica Capital
Welton
Q4 2023
YTD

Frontier Masters Fund Class 3 Major Advisors Performance
Q4 2023 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Aspect Capital Ltd
Quantica Capital
Welton
Q4 2023
YTD

One of the six sectors traded in the Frontier Masters Fund was profitable in Q4 2023. Stock Indices were positive while Agriculturals, Currencies, Energies, Interest Rates and Metals were negative for the quarter.

Agriculturals were positive YTD while Currencies, Energies, Interest Rates, Metals and Stock Indices were negative YTD.

In terms of major CTA performance, there were no CTAs that finished positive for the quarter while Aspect, Quantica and Welton were negative for the quarter. In terms of YTD performance, no CTAs were positive while Aspect, Quantica and Welton were negative YTD.

Frontier Long/Short Commodity Fund

2023

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 33.66% for the twelve months ended December 31, 2023, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 3 NAV lost 33.66% for the twelve months ended December 31, 2023, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV lost 32.77% for the twelve months ended December 31, 2023, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 3a NAV lost 32.60% for the twelve months ended December 31, 2023, net of fees and expenses.

For the twelve months ended December 31, 2023, the Frontier Long/Short Commodity Fund recorded total expenses of $25,372, net investment loss of $21,707, and net realized/unrealized loss on investments of $393,717, resulting in a net decrease in owners’ capital from operations of $415,424. The NAV per Unit, Class 2, decreased from $109.65 at December 31, 2022, to $72.74 as of December 31, 2023. The NAV per Unit, Class 3, decreased from $115.03 at December 31, 2022, to $76.31 as of December 31, 2023.The NAV per Unit, Class 2a, decreased from $71.93 at December 31, 2022, to $48.36 as of December 31, 2023. The NAV per Unit, Class 3a, decreased from $76.29 at December 31, 2022, to $51.42 as of December 31, 2023. Total Class 2 subscriptions and redemptions for the twelve months were $0 and $13,338, respectively. Total Class 3 subscriptions and redemptions for the twelve months were $0 and $91,605, respectively. Total Class 2a subscriptions and redemptions for the twelve months were $0 and $24,666, respectively. Total Class 3a subscriptions and redemptions for the twelve months were $0 and $73,472, respectively. Ending capital at December 31, 2023, was $8,235 for Class 2, $590,578 for Class 3, $39,437 for Class 2a and $105,519 for Class 3a.

For the twelve months ended December 31, 2023, Frontier Long/Short Commodity Fund did not own a swap investment.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors, although the majority of the exposure will typically be in the Energies, Metals and Commodities sectors.

Sector & Major Advisor Attribution for the Frontier Long/Short Commodity Fund

Frontier Long/Short Commodity Fund Class 2 Sector Attributions
Q4 2023 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2023
YTD

Frontier Long/Short Commodity Fund Class 2A Sector Attributions
Q4 2023 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2023
YTD

Frontier Long/Short Commodity Fund Class 3 Sector Attributions
Q4 2023 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2023
YTD

Frontier Long/Short Commodity Fund Class 3A Sector Attributions
Q4 2023 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2023
YTD

Frontier Long/Short Commodity Fund Class 2
Major Advisors Performance
Q4 2023 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q4 2023
YTD

Frontier Long/Short Commodity Fund Class 2A
Major Advisors Performance
Q4 2023 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q4 2023
YTD

Frontier Long/Short Commodity Fund Class 3
Major Advisors Performance
Q4 2023 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q4 2023
YTD

Frontier Long/Short Commodity Fund Class 3A
Major Advisors Performance
Q4 2023 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q4 2023
YTD

All of the seven sectors traded in the Frontier Long/Short Commodity Fund were negative in Q4 2023. Energies, Base Metals, Grains, Meats, Precious Metals, Softs and Financials finished negative for the quarter. There were no positive sectors for the quarter.

Base Metals, Energies, Financials, Grains, Meats, Precious Metals and Softs were negative YTD. There were no positive sectors YTD.

In terms of major CTA performance, no CTAs finished positive for the quarter while Rosetta, Volt and Welton were negative for the quarter.

In terms of YTD performance, no CTAs were positive YTD while Rosetta, Volt and Welton were negative YTD.

Frontier Balanced Fund

2023

The Frontier Balanced Fund—Class 1 NAV lost 36.85% for the twelve months ended December 31, 2023, net of fees and expenses; The Frontier Balanced Fund—Class 1AP NAV lost 34.93% for the twelve months ended December 31, 2023, net of fees and expenses; the Frontier Balanced Fund—Class 2 NAV lost 34.93% for the twelve months ended December 31, 2023, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV lost 34.81% for the twelve months ended December 31, 2023, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV lost 34.81% for the twelve months ended December 31, 2023, net of fees and expenses.

For the twelve months ended December 31, 2023, the Frontier Balanced Fund recorded total expenses of $502,010, net investment loss of $497,226, and net realized/unrealized loss on investments of $2,678,804, resulting in a net decrease in owners’ capital from operations of $3,176,030. The NAV per Unit, Class 1, decreased from $99.17 at December 31, 2022, to $62.63 as of December 31, 2023. The NAV per Unit, Class 1AP, decreased from $127.56 at December 31, 2022, to $83.01 as of December 31, 2023. The NAV per Unit, Class 2, decreased from $172.01 at December 31, 2022, to $111.93 as of December 31, 2023. For Class 2a, the NAV per Unit decreased from $149.47 at December 31, 2022, to $97.44 as of December 31, 2023. For Class 3a, the NAV per Unit decreased from $148.96 at December 31, 2022, to $97.10 as of December 31, 2023. Total Class 1 subscriptions and redemptions for the twelve months were $0 and $853,070, respectively. Total Class 1AP subscriptions and redemptions for the twelve months were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $0 and $199,732, respectively. Total Class 2a subscriptions and redemptions for the twelve months were $0 and $13,000, respectively. Total Class 3a subscriptions and redemptions for the twelve months were $0 and $27,771, respectively. Ending capital at December 31, 2023, was $3,815,001 for Class 1, $48,720 for Class 1 AP, $889,894 for Class 2, $18,194 for Class 2a, and $285,316 for Class 3a.

For the twelve months ended December 31, 2023, Frontier Balanced Fund did not own a swap investment.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Sector & Major Advisor Attribution for the Frontier Balanced Fund

Frontier Balanced Fund Class 1 Sector Attributions
Q4 2023 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2023
YTD

Frontier Balanced Fund Class 1AP Sector Attributions
Q4 2023 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2023
YTD

Frontier Balanced Fund Class 2 Sector Attributions
Q4 2023 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2023
YTD

Frontier Balanced Fund Class 2A Sector Attributions
Q4 2023 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2023
YTD

Frontier Balanced Fund Class 3A Sector Attributions
Q4 2023 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2023
YTD

Frontier Balanced Fund Class 1 Major Advisors Performance
Q4 2023 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Welton
Horizon3
Non-Major Advisors
Q4 2023
YTD

Frontier Balanced Fund Class 1AP Major Advisors Performance
Q4 2023 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Welton
Horizon3
Non-Major Advisors
Q4 2023
YTD

Frontier Balanced Fund Class 2 Major Advisors Performance
Q4 2023 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Welton
Horizon3
Non-Major Advisors
Q4 2023
YTD

Frontier Balanced Fund Class 2A Major Advisors Performance
Q4 2023 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Welton
Horizon3
Non-Major Advisors
Q4 2023
YTD

Frontier Balanced Fund Class 3A Major Advisors Performance
Q4 2023 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Welton
Horizon3
Non-Major Advisors
Q4 2023
YTD

One of the six sectors traded in the Frontier Balanced Fund was profitable in Q4 2023. Stock Indices were positive while Agriculturals, Currencies, Energies, Interest Rates and Metals were negative for the quarter.

Agriculturals were positive YTD while Currencies, Energies, Interest Rates, Metals and Stock Indices were negative YTD.

In terms of major CTA performance, no CTAs finished positive for the quarter. Aspect, Fort, Horizon3, Quantica, Quest, QIM and Welton finished negative for the quarter. No CTAs were positive YTD while Aspect, Fort, Horizon3, Quantica, Quest, QIM, and Welton were negative YTD.

Frontier Select Fund

2023

The Frontier Select Fund—Class 1 NAV lost 35.47% for the twelve months ended December 31, 2023, net of fees and expenses; The Frontier Select Fund Frontier Select Fund—Class 1AP NAV lost 33.50% for the twelve months ended December 31, 2023, net of fees and expenses; the Frontier Select Fund—Class 2 NAV lost 33.50% for the twelve months ended December 31, 2023, net of fees and expenses.

For the twelve months ended December 31, 2023, the Frontier Select Fund recorded total expenses of $65,590, net investment loss of $65,590, and net realized/unrealized loss on investments of $443,611, resulting in a net decrease in owners’ capital from operations of $509,201. The NAV per Unit, Class 1, decreased from $71.23 at December 31, 2022, to $45.97 as of December 31, 2023. The NAV per Unit, Class 1AP, decreased from $91.71 at December 31, 2022, to $60.98 as of December 31, 2023. The NAV per Unit, Class 2, decreased from $121.70 at December 31, 2022, to $80.92 as of December 31, 2023. Total Class 1 subscriptions and redemptions for the period were $0 and $202,580, respectively. Total Class 1AP subscriptions and redemptions for the period were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $1,750, respectively. Ending capital, at December 31, 2023, was $733,700 for Class 1, $7,018 for Class 1AP, and $48,357 for Class 2.

For the twelve months ended December 31, 2023, Frontier Select Fund did not own a swap investment.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids and Commodities sectors.

Sector & Major Advisor Attribution for the Frontier Select Fund

Frontier Select Fund Class 1 Sector Attributions
Q4 2023 and YTD
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
-40.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2023
YTD

Frontier Select Fund Class 1AP Sector Attributions
Q4 2023 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2023
YTD

Frontier Select Fund Class 2 Sector Attributions
Q4 2023 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2023
YTD

Frontier Select Fund Class 1 Major Advisor Performance
Q4 2023 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
Quantica Capital
Welton
Q4 2023
YTD

Frontier Select Fund Class 1AP Major Advisor Performance
Q4 2023 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Quantica Capital
Welton
Q4 2023
YTD

Frontier Select Fund Class 2 Major Advisor Performance
Q4 2023 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Quantica Capital
Welton
Q4 2023
YTD

One of the six sectors traded in the Frontier Select Fund was profitable in Q4 2023. Stock Indices were positive while Agriculturals, Currencies, Energies, Interest Rates and Metals were negative for the quarter.

Agriculturals, Currencies, Energies, Interest Rates, Metals and Stock Indices were negative YTD. There were no positive sectors YTD.

In terms of major CTA performance, no CTA finished positive for the quarter while Quantica and Welton finished the quarter negative. No CTAs were positive for the year while Quantica and Welton finished the year negative.

Frontier Global Fund

2023

The Frontier Global Fund—Class 1 NAV lost 27.35% for the twelve months ended December 31, 2023, net of fees and expenses; the Frontier Global Fund—Class 2 NAV lost 25.14% for the twelve months ended December 31, 2023, net of fees and expenses.

For the twelve months ended December 31, 2023, the Frontier Global Fund recorded total expenses of $150,281, net investment loss of $150,281, and net realized/unrealized loss on investments of $405,523, resulting in a net decrease in owners’ capital from operations of $555,804. The NAV per Unit, Class 1, decreased from $185.27 at December 31, 2022 to $134.60 as of December 31, 2023. The NAV per Unit, Class 2, decreased from $297.25 at December 31, 2022, to $222.53 as of December 31, 2023. Total Class 1 subscriptions and redemptions for the period were $0 and $1,085,295, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $83,688, respectively. Ending capital, at December 31, 2023, was $1,069,125 for Class 1, and $34,291 for Class 2.

For the twelve months ended December 31, 2023, Frontier Global Fund did not own a swap investment.

The Frontier Global Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Sector Attribution for the Frontier Global Fund

Frontier Global Fund Class 1 Sector Attributions
Q4 2023 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2023
YTD

Frontier Global Fund Class 2 Sector Attributions
Q4 2023 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2023
YTD

Four of the six sectors traded in the Frontier Global Fund were profitable in Q4 2023. Agriculturals, Energies, Metals and Stock Indices were positive while Currencies and Interest Rates were negative for the quarter.

Agriculturals were positive YTD while Currencies, Energies, Metals, Stock Indices and Interest Rates were negative YTD.

Frontier Heritage Fund

2023

The Frontier Heritage Fund—Class 1 NAV lost 30.94% for the twelve months ended December 31, 2023, net of fees and expenses; The Frontier Heritage Fund—Class 1AP NAV lost 28.84% for the twelve months ended December 31, 2023, net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV lost 28.84% for the twelve months ended December 31, 2023, net of fees and expenses.

For the twelve months ended December 31, 2023, the Frontier Heritage Fund recorded total expenses of $169,079, net investment loss of $169,079, and net realized/unrealized loss on investments of $679,714, resulting in a net decrease in owners’ capital from operations of $848,793. The NAV per Unit, Class 1, decreased from $154.14 at December 31, 2022, to $106.45 as of December 31, 2023. The NAV per Unit, Class 1AP, decreased from $198.42 at December 31, 2022, to $141.20 as of December 31, 2023. The NAV per Unit, Class 2, decreased from $265.55 at December 31, 2022, to $188.97 as of December 31, 2023. Total Class 1 subscriptions and redemptions for the period were $0 and $571,014, respectively. Total Class 1AP subscriptions and redemptions for the period were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $5,750, respectively. Ending capital, at December 31, 2023, was $1,483,520, for Class 1, $9,007 for Class 1AP, and $168,273 for Class 2.

For the twelve months ended December 31, 2023, Frontier Heritage Fund did not own a swap investment.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Sector & Major Advisor Attribution for the Frontier Heritage Fund

Frontier Heritage Fund Class 1 Sector Attributions
Q4 2023 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2023
YTD

Frontier Heritage Fund Class 1AP Sector Attributions
Q4 2023 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2023
YTD

Frontier Heritage Fund Class 2 Sector Attributions
Q4 2023 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2023
YTD

Frontier Heritage Fund Class 1 Major Advisors Performance
Q4 2023 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Aspect Capital Ltd
Welton
Q4 2023
YTD

Frontier Heritage Fund Class 1AP Major Advisors Performance
Q4 2023 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Aspect Capital Ltd
Welton
Q4 2023
YTD

Frontier Heritage Fund Class 2 Major Advisors Performance
Q4 2023 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Aspect Capital Ltd
Welton
Q4 2023
YTD

One of the six sectors traded in the Frontier Heritage Fund was profitable in Q4 2023. Stock Indices were positive while Agriculturals, Currencies, Energies, Interest Rates and Metals were negative for the quarter.

Agriculturals, Currencies, Energies, Interest Rates, Metals and Stock Indices were negative YTD. There were no positive sectors YTD.

In terms of major CTA performance, no CTAs finished positive for the quarter, while Aspect and Welton finished the quarter negative. No CTAs were positive for the year while Aspect and Welton finished negative.

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

Frontier Diversified Fund

2022

The Frontier Diversified Fund—Class 2 NAV gained 8.30% for the twelve months ended December 31, 2022 net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV gained 8.57% for the twelve months ended December 31, 2022 net of fees and expenses.

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

Currencies, Energies and Interest Rates were positive YTD while Agriculturals, Metals and Stock Indices were negative YTD.

In terms of major CTA performance, QIM finished positive for the quarter. Aspect, Fort, Quantica, Quest and Welton finished negative for the quarter. Aspect, Quantica, QIM, Quest and Welton were positive YTD while Fort was negative YTD

Frontier Masters Fund

2022

The Frontier Masters Fund—Class 2 NAV gained 34.87% for the twelve months ended December 31, 2022, net of fees and expenses, the Frontier Masters Fund—Class 3 NAV gained 35.22% for the twelve months ended December 31, 2022, net of fees and expenses.

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

Frontier Long/Short Commodity Fund

2022

The Frontier Long/Short Commodity Fund—Class 2 NAV gained 21.87% for the twelve months ended December 31, 2022, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 3 NAV gained 21.87% for the twelve months ended December 31, 2022, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV gained 22.43% for the twelve months ended December 31, 2022, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 3a NAV gained 22.74% for the twelve months ended December 31, 2022, net of fees and expenses.

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

Frontier Balanced Fund

2022

The Frontier Balanced Fund—Class 1 NAV gained 19.75% for the twelve months ended December 31, 2022, net of fees and expenses; The Frontier Balanced Fund—Class 1AP NAV gained 23.39% for the twelve months ended December 31, 2022, net of fees and expenses; the Frontier Balanced Fund—Class 2 NAV gained 23.39% for the twelve months ended December 31, 2022, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV gained 23.55% for the twelve months ended December 31, 2022, net of fees and expenses; the Frontier Balanced Fund —Class 3a NAV gained 23.54% for the twelve months ended December 31, 2022, net of fees and expenses.

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

Frontier Select Fund

2022

The Frontier Select Fund—Class 1 NAV gained 12.37% for the twelve months ended December 31, 2022, net of fees and expenses; The Frontier Select Fund Frontier Select Fund—Class 1AP NAV gained 15.78% for the twelve months ended December 31, 2022, net of fees and expenses; the Frontier Select Fund—Class 2 NAV gained 15.79% for the twelve months ended December 31, 2022, net of fees and expenses.

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

Frontier Global Fund

2022

The Frontier Global Fund—Class 1 NAV gained 69.28% for the twelve months ended December 31, 2022, net of fees and expenses; the Frontier Global Fund—Class 2 NAV gained 74.44% for the twelve months ended December 31, 2022, net of fees and expenses.

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

Metals, Energies, Agriculturals and Stock Indices were positive YTD while Currencies and Interest Rates were negative YTD.

Frontier Heritage Fund

2022

The Frontier Heritage Fund—Class 1 NAV gained 49.03% for the twelve months ended December 31, 2022, net of fees and expenses; The Frontier Heritage Fund—Class 1AP NAV gained 53.59% for the twelve months ended December 31, 2022, net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV gained 53.58% for the twelve months ended December 31, 2022, net of fees and expenses.

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

Results of Operations for the Twelve Months Ended December 31, 2022

The returns for each Series and Class of Units for the twelve months ended December 31, 2022 can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2022, located within Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Market movements result in frequent changes in the fair market value of each Trading Company’s open positions, and, consequently, in each Series of the Trust’s earnings and cash flow. The Trading Companies’ and Galaxy Plus entities’ and consequently the Series’ market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the open positions and the liquidity of the markets in which trades are made.

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

The Trading Companies and Galaxy Plus entities, and, consequently the Series’ primary market risk exposures as well as the strategies used and to be used by the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Trust’s and the Managing Owner’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Trading Companies and Galaxy Plus entities and consequently the Trust. There can be no assurance that the Trading Companies’ and Galaxy Plus entities’ current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in a Series.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2023 and 2022. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

DOMESTIC EXPOSURE

Frontier Balanced Fund:

	December 31, 2023		December 31, 2022
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$-	0.00%	$50	0.00%
Currencies	723,899	14.31%	321,385	3.45%
Stock Indices	-	0.00%	-	0.00%
Metals	14,434	0.29%	897	0.01%
Agriculturals/Softs	-	0.00%	1,590	0.02%
Energy	-	0.00%	-	0.00%
Total:	$738,333	14.60%	$323,922	3.48%

Value at Risk: Foreign Markets

The following table presents the portion of trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2023 and 2022, on foreign markets. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

FOREIGN EXPOSURE

Frontier Balanced Fund:

	December 31, 2023		December 31, 2022
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Currencies	$-	0.00%	$122	0.00%
Stock Indices	-	0.00%	106	0.00%
Agriculturals/Softs	-	0.00%	227	0.00%
Total:	$-	0.00%	$455	0.00%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of December 31, 2023, by market sector.

Interest Rates

Interest rate risk is one of the principal market exposures of each Series. Interest rate movements directly affect the price of interest rate futures positions held and indirectly the value of a Trading Company’s stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability. The primary interest rate exposure is to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Trading Companies and Galaxy Plus entities also may take futures positions on the government debt of smaller nations. The Managing Owner anticipates that G-7 interest rates will remain the primary market exposure of each Trading Company and Galaxy Plus entities and, accordingly, of each Series for the foreseeable future. The changes in interest rates which are expected to have the most effect on the Series are changes in long-term, as opposed to short-term rates. Most of the speculative positions to be held by the Trading Companies and Galaxy Plus entities will be in medium- to long-term instruments. Consequently, even a material change in short term rates is expected to have little effect on the Series if the medium- to long-term rates remain steady. Aggregate interest income from all sources, including assets held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Global Fund, Frontier Select Fund and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a, Class 3a only), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 20% of the total interest allocated to each Series was paid to the Managing Owner from January 1, 2017 through April 28, 2017; thereafter 100% of the interest is retained by the respective Series.

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

Metals

For each Series, its metals market exposure is fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc. Some metals, such as gold, are used as surrogate stores of value, in place of hard currency and, thus, have currency or interest rate risk associated with them relative to their price in a specific currency. Other metals, such as silver, platinum, copper and steel, have substantial industrial applications, and may be subject to forces affecting industrial production and demand.

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

The Trading Companies’ and Galaxy Plus entities’ trading is subject to execution risks. Market conditions may make it impossible for the Trading Advisors to execute a buy or sell order at the desired price, or to close out an open position. Daily price fluctuation limits are established by the exchanges and approved by the CFTC. When the market price of a contract reaches its daily price fluctuation limit, no trades can be executed at prices outside the limit. The holder of a contract may, therefore, be locked into an adverse price movement for several days or more and lose considerably more than the initial margin put up to establish the position. Thinly traded or illiquid markets also can make it difficult or impossible to execute trades. The Trading Advisor’s positions are subject to speculative limits. The CFTC and domestic exchanges have established speculative position limits on the maximum futures position which any person, or group of persons acting in concert, may hold or control in particular futures contracts or options on futures contracts traded on U.S. commodity exchanges. Under current regulations, other accounts of the Trading Advisors are combined with the positions held by them on behalf of the applicable Trading Company and Galaxy Plus entity for position limit purposes. This trading could preclude additional trading in these commodities by the Trading Advisors for the accounts of the Series.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chairman and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of December 31, 2023 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can only provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of December 31, 2023, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 report entitled Internal Control-Integrated Framework.

Based on that assessment, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2023.

This annual report does not include an attestation report of the Trust’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Trust’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Trust to provide only management’s report in this annual report.

Scope of Exhibit 31 Certifications

The certifications of the Chairman and Chief Financial Officer, and the President and Chief Executive Officer, of the Managing Owner as of December 31, 2023 and as of April 1, 2024 (the date of this filing) are included as Exhibits 31.1 and 31.2, respectively, to this Form 10-K, and apply not only to the Trust as a whole but also to each Series individually.

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

Patrick J. Kane (Age 56)

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

Patrick F. Hart III (Age 65)

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

Michael B. Egan II (Age 56)

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

In general, the Managing Owner, its principals, and all other persons associated with the Managing Owner shall observe high standards of commercial honor and just and equitable principles of trade in the conduct of their commodity futures business. All employees, including anyone not on the regular payroll but filling in on a temporary basis, shall be held to the highest standards of honesty and integrity. This conduct will be valid for all duties involved with the daily management and responsibilities as Managing Owner of the Trust.

Employees will conduct their daily duties in a responsible manner to ensure that all customers are treated fairly and equally. The reputation of the Managing Owner is crucial to its business and, understanding that, the Managing Owner will make every effort to ensure the reputation of the Managing Owner is not tarnished in any way. Employees are urged to seek the advice of their supervisor for any questions applicable to this code relative to their individual circumstances.

The Managing Owner has no access to non-public information and as a result has not adopted an insider trading policy for its principals and employees.

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

Trading Fees

In connection with each Series’ trading activities, the Frontier Balanced Fund, Frontier Select Fund, Frontier Global Fund and Frontier Heritage Fund pay to the Managing Owner an FCM Fee of up to 2.25% per annum of notional assets allocated to the Trading Advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and any reference programs of the applicable Series. The Frontier Diversified Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund pay to the Managing Owner an FCM Fee of up to 2.25% of notional assets allocated to the Trading Advisors, including through investments in commodity pools available on the Galaxy Plus Platform, and a custodial/due diligence fee of 0.12% of such Series’ NAV, calculated daily.

Incentive Fees

Some Series pay to the Managing Owner an incentive fee of a certain percentage of new net trading profits generated in the Trading Companies by such Series, monthly or quarterly. In addition, the Managing Owner receives a quarterly incentive fee of a certain percentage of new net trading profits generated in the Galaxy Plus entities that have been allocated to the Series. The incentive fees attributable to Galaxy Plus entities are included in unrealized gain/(loss) on private investment companies on the Consolidated Statements of Operations. Because the Frontier Balanced Fund, Frontier Diversified Fund, Frontier Masters Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Long/Short Commodity Fund may each employ multiple Trading Advisors, these Series will pay the Managing Owner a monthly incentive fee calculated on a Trading Advisor by Trading Advisor basis. It is therefore possible that, in any given period, the Series may pay incentive fees to the Managing Owner for one or more Trading Advisors while each of these Series as a whole experiences losses. The incentive fee is 25% for the Frontier Balanced Fund and the Frontier Diversified Fund and 20% for the Frontier Global Fund, Frontier Heritage Fund, Frontier Select Fund, Frontier Long/Short Commodity Fund and Frontier Masters Fund. The Managing Owner may pay all or a portion of such incentive fees to the Trading Advisor(s) for such Series.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a)	Security Ownership of Certain Beneficial Owners. As of March 13, 2024, the following table sets forth persons who beneficially own more than 5% of the Units outstanding of any Series:

Title of Series	Name and address of beneficial owner*	Amount and nature of beneficial ownership	Percent of Series
Frontier Balanced Fund	Kenneth Janson - IRA	4,471	6.38%
Frontier Masters Fund	First Clearing Corp FBO Doris L Dopkin - IRA	625	11.55%
Frontier Masters Fund	Daniel C & Sharon N Rodrigue - JT WROS	301	5.56%
Frontier Masters Fund	Raymond James Trust Company of New Hampshire FBO Robert W. Elliott - IRA	357	6.60%
Frontier Global Fund	Don G Lents TTEE Don G Lents Revocable Trust U/A dtd 01/02/1998	628	7.76%
Frontier Global Fund	Ronald R. Rushing	444	5.48%
Frontier Global Fund	Ruth Kaminer TTEE Kaminer Findley Limited Partnership U/A08/23/1995	584	7.21%
Frontier Global Fund	Sandra J. Frueh	1,050	12.97%
Frontier Global Fund	WEDBUSH SECURITIES FBO JANICE Y VALLESKEY IRA	539	6.66%
Frontier Heritage Fund	BJK INVESTMENTS OF FLORIDA LLC	2,727	19.57%
Frontier Heritage Fund	George R Culp	2,379	17.07%
Frontier Heritage Fund	Sandra J. Frueh	1,255	9.01%
Frontier Diversified Fund	Gregory M & Kathy A Gordon - TEN COM	1,020	5.32%
Frontier Diversified Fund	Robert D & Nancy P Josserand	1,654	8.63%
Frontier Long/Short Commodity Fund	The McLendon Company, LP.	3,693	34.61%

*	The address of all beneficial owners listed in the table is c/o Frontier Fund Management, LLC, 25568 Genesee Trail Road, Golden, Colorado 80401.

(b)	Security Ownership of Management. The Trust has no officers or directors. Its affairs are managed solely by the Managing Owner. Set forth in the table below is information regarding the beneficial ownership of Units of the principals of the Managing Owner as of December 31, 2023:

	Units Owned	Percentage Ownership of Each Class
Frontier Balanced Fund -Class 2	310	3.89%
Frontier Balanced Fund - Class 2A	187	99.85%
Frontier Heritage Fund - Class 2	93	10.46%
Frontier Long/Short Commodity Fund - Class 2	7	5.99%
Frontier Select Fund - Class 2	106	17.79%
Frontier Global Fund - Class 2	50	32.70%
Frontier Diversified Fund - Class 2	88	2.99%
Frontier Diversified Fund - Class 3	155	0.78%
Frontier Long/Short Commodity Fund - Class 2A	130	15.89%
Frontier Long/Short Commodity Fund - Class 3A	18	0.87%
Frontier Masters Fund - Class 2	54	4.63%
Frontier Masters Fund - Class 3	14	0.32%

*	The Managing Owner is required to maintain at least a 1% interest in the aggregate capital as well as in certain series, profits and losses of the Trust. The Managing Owner’s interest of $118,288 in the aggregate capital of the Trust of $11,167,935 at December 31, 2023 is 1.06%.

(c)	Changes in Control. The Managing Owner knows of no arrangement, including the pledge of Units, the operation of which may, at a subsequent date, result in a change in control of the Trust.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed to Frontier Fund Management LLC, the Managing Owner of the Trust, for professional services provided by Spicer Jeffries LLP, the Trust’s independent registered public accounting firm, for the years ended December 31, 2023 and 2022. In accordance with the prospectus of the Trust, the Managing Owner has agreed to pay all costs of the Trust, and the Trust therefore bears no direct obligation to its independent registered public accounting firm.

FEE CATEGORY	2023	2022
Audit Fees(1)	$105,000	$105,000
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$15,000	$15,000
All Other Fees(4)	$-	$-
TOTAL FEES	$120,000	$120,000

(1)	Audit Fees consist of fees for professional services rendered for the audit of the Trust’s financial statements and review of financial statements included in the Trust’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees for assurance and related services by Spicer Jeffries LLP that are reasonably related to the performance of the audit or review of the Trust’s financial statements and are not reported under “Audit Fees,” above.

(3)	Tax Fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.

(4)	All Other Fees consist of any fees not otherwise reported in this table

The Managing Owner approved all the services provided by Spicer Jeffries LLP to the Trust described above. The Managing Owner has determined that the payments made to Spicer Jeffries LLP for these services during 2023 and 2022 are compatible with maintaining that firm’s independence. The Managing Owner pre-approves all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Executive Committee of Frontier Funds

Opinions on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Frontier Diversified Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Balanced Fund, Frontier Select Fund, Frontier Global Fund, and Frontier Heritage Fund (collectively the “Series”) including the consolidated schedules of investments, as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in owners’ capital and cash flows for the years ended December 31, 2023, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Series as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Denver, Colorado

April 1, 2024

The Series of Frontier Funds

Consolidated Statements of Financial Condition

December 31, 2023 and December 31, 2022

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
	12/31/2023	12/31/2022	12/31/2023	12/31/2022	12/31/2023	12/31/2022
ASSETS
Cash and cash equivalents	$98,119	$46,604	$25,514	$18,560	$50,991	$38,703
U.S. Treasury securities, at fair value	5,543	42,198	1,441	16,805	2,881	35,044
Investments in private investment companies, at fair value	1,386,373	2,779,566	341,384	705,739	675,568	1,281,982
Investments in unconsolidated trading companies, at fair value	33,061	28,671	8,598	11,418	17,181	23,810
Interest receivable	386	1,051	100	419	201	873

Total Assets	$1,523,482	$2,898,090	$377,037	$752,941	$746,822	$1,380,412

LIABILITIES & CAPITAL

LIABILITIES
Interest payable to Managing Owner	$-	$-	$-	$-	$40	$53
Redemptions payable	21,822	-	2,601	19,922	485	12,788
Service fees payable to Managing Owner	46	85	17	43	8	21
Trading fees payable to Managing Owner	4,735	9,653	2,617	4,443	1,896	3,447
Subscriptions in advance for service fee rebates	22,650	22,650	31,725	31,725	393	393
Other liabilities	441	1,730	115	688	231	1,437

Total Liabilities	49,694	34,118	37,075	56,821	3,053	18,139

CAPITAL
Managing Owner - Class 2	6,030	8,523	3,523	5,100	492	3,065
Managing Owner - Class 2a	-	-	-	-	6,271	9,328
Managing Owner - Class 3	9,964	20,433	838	2,214	-	-
Managing Owner - Class 3a	-	-	-	-	923	1,369
Limited Owner - Class 2	195,936	392,656	72,663	177,102	7,743	25,648
Limited Owner - Class 2a	-	-	-	-	33,166	80,689
Limited Owner - Class 3	1,261,858	2,442,360	262,938	511,704	590,578	998,095
Limited Owner - Class 3a	-	-	-	-	104,596	244,079

Total Owners’ Capital	1,473,788	2,863,972	339,962	696,120	743,769	1,362,273

Total Capital	1,473,788	2,863,972	339,962	696,120	743,769	1,362,273

Total Liabilities and Capital	$1,523,482	$2,898,090	$377,037	$752,941	$746,822	$1,380,412

Units Outstanding
Class 2	2,962	4,163	1,165	1,925	113	262
Class 2a	N/A	N/A	N/A	N/A	816	1,251
Class 3	19,765	27,146	4,257	5,745	7,739	8,677
Class 3a	N/A	N/A	N/A	N/A	2,052	3,217

Net Asset Value per Unit
Class 2	$68.18	$96.37	$65.39	$94.64	$72.74	$109.65
Class 2a	N/A	N/A	N/A	N/A	$48.36	$71.93
Class 3	$64.35	$90.72	$61.96	$89.45	$76.31	$115.03
Class 3a	N/A	N/A	N/A	N/A	$51.42	$76.29

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Consolidated Statements of Financial Condition

December 31, 2023 and December 31, 2022

	Frontier Balanced Fund		Frontier Select Fund
	12/31/2023	12/31/2022	12/31/2023	12/31/2022
ASSETS
Cash and cash equivalents	$230,796	$221,344	$91,807	$33,183
U.S. Treasury securities, at fair value	13,038	200,417	5,186	30,046
Open trade equity, at fair value	-	1,670	-	-
Receivable from futures commission merchants	769,384	320,241	-	-
Investments in private investment companies, at fair value	4,430,486	8,944,014	688,250	1,449,919
Investments in unconsolidated trading companies, at fair value	77,766	136,169	30,934	20,414
Interest receivable	909	4,991	362	748

Total Assets	$5,522,379	$9,828,846	$816,539	$1,534,310

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$14,434	$-	$-	$-
Redemptions payable	-	35,051	-	-
Incentive fees payable to Managing Owner	692	692	-	-
Management fees payable to Managing Owner	2,440	1,573	-	-
Interest payable to Managing Owner	995	2,306	308	342
Service fees payable to Managing Owner	8,793	16,784	1,878	3,630
Trading fees payable to Managing Owner	20,160	36,946	2,305	4,454
Risk analysis fees payable	11,307	10,442	-	-
Subscriptions in advance for service fee rebates	405,698	391,457	22,558	22,046
Other liabilities	735	6,867	415	1,232

Total Liabilities	465,254	502,118	27,464	31,704

CAPITAL
Managing Owner - Class 2	34,646	53,242	8,611	15,168
Managing Owner - Class 2a	18,194	43,282	-	-
Limited Owner - Class 1	3,815,001	7,134,145	733,700	1,417,113
Limited Owner - Class 1AP	48,720	74,869	7,018	10,554
Limited Owner - Class 2	855,248	1,549,544	39,746	59,771
Limited Owner - Class 3a	285,316	471,646	-	-

Total Owners’ Capital	5,057,125	9,326,728	789,075	1,502,606

Total Capital	5,057,125	9,326,728	789,075	1,502,606

Total Liabilities and Capital	$5,522,379	$9,828,846	$816,539	$1,534,310

Units Outstanding
Class 1	60,916	71,936	15,961	19,894
Class 1AP	587	587	115	115
Class 2	7,950	9,318	598	616
Class 2a	187	290	N/A	N/A
Class 3a	2,938	3,166	N/A	N/A

Net Asset Value per Unit
Class 1	$62.63	$99.17	$45.97	$71.23
Class 1AP	$83.01	$127.56	$60.98	$91.71
Class 2	$111.93	$172.01	$80.92	$121.70
Class 2a	$97.44	$149.47	N/A	N/A
Class 3a	$97.10	$148.96	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Consolidated Statements of Financial Condition

December 31, 2023 and December 31, 2022

	Frontier Global Fund		Frontier Heritage Fund
	12/31/2023	12/31/2022	12/31/2023	12/31/2022
ASSETS
Cash and cash equivalents	$85,804	$26,333	$88,561	$45,466
U.S. Treasury securities, at fair value	4,847	23,843	5,003	41,167
Investments in private investment companies, at fair value	1,156,895	2,943,814	1,634,716	3,070,641
Investments in unconsolidated trading companies, at fair value	28,911	16,200	29,840	27,970
Interest receivable	338	594	349	1,025

Total Assets	$1,276,795	$3,010,784	$1,758,469	$3,186,269

LIABILITIES & CAPITAL

LIABILITIES
Interest payable to Managing Owner	$420	$302	$436	$447
Service fees payable to Managing Owner	2,704	6,437	3,484	6,432
Trading fees payable to Managing Owner	5,301	12,480	6,943	11,679
Subscriptions in advance for service fee rebates	164,567	162,385	86,405	79,667
Other liabilities	387	977	401	1,687

Total Liabilities	173,379	182,581	97,669	99,912

CAPITAL
Managing Owner - Class 2	11,205	28,821	17,591	31,125
Limited Owner - Class 1	1,069,125	2,689,125	1,483,520	2,830,832
Limited Owner - Class 1AP	-	-	9,007	12,657
Limited Owner - Class 2	23,086	110,257	150,682	211,743

Total Owners’ Capital	1,103,416	2,828,203	1,660,800	3,086,357

Total Capital	1,103,416	2,828,203	1,660,800	3,086,357

Total Liabilities and Capital	$1,276,795	$3,010,784	$1,758,469	$3,186,269

Units Outstanding
Class 1	7,943	14,514	13,937	18,366
Class 1AP	-	-	64	64
Class 2	154	468	890	915

Net Asset Value per Unit
Class 1	$134.60	$185.27	$106.45	$154.14
Class 1AP	N/A	N/A	$141.20	$198.42
Class 2	$222.53	$297.25	$188.97	$265.55

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

December 31, 2023

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
		% of Total Capital		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$181,025	12.28%	$-	0.00%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	117,743	7.99%	-	0.00%	-	0.00%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	107,501	7.29%	83,565	24.58%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	403,570	27.38%	-	0.00%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	332,437	22.56%	184,610	54.30%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	244,097	16.56%	73,209	21.53%	195,171	26.24%
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	-	0.00%	-	0.00%	149,233	20.06%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	0.00%	-	0.00%	331,164	44.53%
Total Private Investment Companies	$1,386,373	94.06%	$341,384	100.41%	$675,568	90.83%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$33,061	2.24%	$8,598	2.53%	$17,181	2.31%
Total Investment in Unconsolidated Trading Companies	$33,061	2.24%	$8,598	2.53%	$17,181	2.31%

U.S. TREASURY SECURITIES (1)

	Fair Value		Fair Value		Fair Value
US Treasury Note 6.875% due 08/15/2025	$5,543	0.38%	$1,441	0.42%	$2,881	0.39%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value
US Treasury Note 6.875% due 08/15/2025 (1)	$5,333		$1,387		$2,771

Additional Disclosure on U.S. Treasury Securities	Cost		Cost		Cost
US Treasury Note 6.875% due 08/15/2025 (1)	$5,684		$1,478		$2,954

(1)	See Note 2 to the Financial Statements.
(2)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

December 31, 2023

	Frontier		Frontier
	Balanced Fund		Select Fund
		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
SHORT FUTURES CONTRACTS*
Various base metals futures contracts (U.S.)	$(14,434)	-0.29%	-	0.00%
Total Short Futures Contracts	$(14,434)	-0.29%	$-	0.00%
Total Open Trade Equity (Deficit)	$(14,434)	-0.29%	$-	0.00%

PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$256,616	5.07%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	510,709	10.10%	-	0.00%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	573,404	11.34%	322,247	40.84%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,174,679	23.23%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,255,982	24.84%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	659,096	13.03%	366,003	46.38%
Total Private Investment Companies	$4,430,486	87.61%	$688,250	87.22%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$77,766	1.54%	$30,934	3.92%
Total Investment in Unconsolidated Trading Companies	$77,766	1.54%	$30,934	3.92%

U.S. TREASURY SECURITIES (1)

	Fair Value		Fair Value

US Treasury Note 6.875% due 08/15/2025	$13,038	0.26%	$5,186	0.66%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value

US Treasury Note 6.875% due 08/15/2025 (1)	$12,543		$4,990

Additional Disclosure on U.S. Treasury Securities	Cost		Cost

US Treasury Note 6.875% due 08/15/2025 (1)	$13,370		$5,319

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 2 to the Financial Statements.
(2)	See Note 5 to the Financial Statements.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

December 31, 2023

	Frontier		Frontier
	Global Fund		Heritage Fund
		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$1,156,895	104.85%	$1,415,114	85.21%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	-	219,602	13.22%
Total Private Investment Companies	$1,156,895	104.85%	$1,634,716	98.43%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$28,911	2.62%	$29,840	1.80%
Total Investment in Unconsolidated Trading Companies	$28,911	2.62%	$29,840	1.80%

U.S. TREASURY SECURITIES (1)

	Fair Value		Fair Value

US Treasury Note 6.875% due 08/15/2025	$4,847	0.44%	$5,003	0.30%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value

US Treasury Note 6.875% due 08/15/2025 (1)	$4,663		$4,813

Additional Disclosure on U.S. Treasury Securities	Cost		Cost
US Treasury Note 6.875% due 08/15/2025 (1)	$4,971		$5,131

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

The Series of Frontier Funds

Consolidated Statements of Operations

For the Years Ended December 31, 2023, 2022, 2021

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/ Short Commodity Fund
	12/31/2023	12/31/2022	12/31/2021	12/31/2023	12/31/2022	12/31/2021	12/31/2023	12/31/2022	12/31/2021
Investment income:
Interest - net	$4,856	$6,281	$4,550	$2,575	$2,815	$3,141	$3,665	$3,427	$3,722

Total Income	4,856	6,281	4,550	2,575	2,815	3,141	3,665	3,427	3,722

Expenses:
Incentive Fees (rebate)	-	(13,788)	-	-	-	-	(5,126)	-	-
Service Fees - Class 1	797	1,128	2,118	310	563	628	164	270	228
Due Diligence Fees	2,590	4,073	4,304	641	1,004	1,032	281	450	381
Trading Fees	80,028	123,260	125,429	36,622	55,575	52,957	30,053	41,502	38,961

Total Expenses	83,415	114,673	131,851	37,573	57,142	54,617	25,372	42,222	39,570

Investment (loss) - net	(78,559)	(108,392)	(127,301)	(34,998)	(54,327)	(51,476)	(21,707)	(38,795)	(35,848)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	(689,973)	168,307	98,954	(184,930)	192,089	64,947	(391,844)	243,664	53,498
Net realized gain/(loss) on private investment companies	28,768	251,470	98,105	16,030	89,888	24,753	(3,650)	56,892	47,148
Net realized gain/(loss) on U.S. Treasury securities	(4,347)	(7,623)	(4,809)	(2,274)	(3,779)	(3,365)	(3,178)	(5,686)	(5,738)
Net unrealized gain/(loss) on U.S. Treasury securities	(317)	(2,303)	(832)	(798)	(89)	227	(4,078)	(653)	1,187
Change in fair value of investments in unconsolidated trading companies	(1,912)	22,808	5,041	1,339	8,287	12,521	9,033	12,989	14,025

Net gain/(loss) on investments	(667,781)	432,659	196,459	(170,633)	286,396	99,083	(393,717)	307,206	110,120

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(746,340)	324,267	69,158	(205,631)	232,069	47,607	(415,424)	268,411	74,272

Less: Operations attributable to non-controlling interests	-	-	-	-	-	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(746,340)	$324,267	$69,158	$(205,631)	$232,069	$47,607	$(415,424)	$268,411	$74,272

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	N/A	N/A	$(72.68)	N/A	N/A	$(55.18)	N/A	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Class 2	$(28.19)	$7.39	$0.03	$(29.25)	$24.47	$2.63	$(36.91)	$19.68	$3.98
Class 2a	N/A	N/A	N/A	N/A	N/A	N/A	$(23.57)	$13.18	$3.46
Class 3	$(26.37)	$7.16	$0.23	$(27.49)	$23.30	$2.63	$(38.72)	$20.65	$4.17
Class 3a	N/A	N/A	N/A	N/A	N/A	N/A	$(24.87)	$14.13	$3.79

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Consolidated Statements of Operations

For the Years Ended December 31, 2023, 2022, 2021

	Frontier Balanced Fund			Frontier Select Fund
	12/31/2023	12/31/2022	12/31/2021	12/31/2023	12/31/2022	12/31/2021
Investment income:
Interest - net	$4,784	$-	$265	$-	$-	$-

Total Income/(loss)	4,784	-	265	-	-	-

Expenses:
Incentive Fees (rebate)	-	213,064	158,775	-	-	-
Interest - net	-	1,626	-	-	-	-
Management Fees	16,237	18,115	18,441	-	-	-
Service Fees - Class 1	163,312	263,174	258,209	30,349	53,197	46,410
Risk analysis Fees	6,391	5,434	5,532	-	-	-
Trading Fees	316,070	475,553	435,300	35,241	60,136	46,943

Total Expenses	502,010	976,966	876,257	65,590	113,333	93,353

Investment (loss) - net	(497,226)	(976,966)	(875,992)	(65,590)	(113,333)	(93,353)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(322,226)	807,627	872,699	-	-	-
Net unrealized gain/(loss) on private investment companies	(2,487,297)	1,673,486	171,769	(514,228)	345,213	3,095
Net realized gain/(loss) on private investment companies	176,701	666,011	542,771	73,108	(42,378)	233,656
Net change in open trade equity/(deficit)	(16,104)	(13,166)	(89,306)	-	-	-
Net realized gain/(loss) on U.S. Treasury securities	(12,643)	(27,240)	(11,502)	(3,410)	(4,946)	(3,778)
Net unrealized gain/(loss) on U.S. Treasury securities	(1,105)	8,388	1,499	(1,243)	(454)	852
Trading commissions	(10,773)	(8,536)	(15,423)	-	-	-
Change in fair value of investments in unconsolidated trading companies	(5,357)	44,604	(32,534)	2,162	11,659	9,337

Net gain/(loss) on investments	(2,678,804)	3,151,174	1,439,973	(443,611)	309,094	243,162

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(3,176,030)	2,174,208	563,981	(509,201)	195,761	149,809

Less: Operations attributable to non-controlling interests	-	-	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(3,176,030)	$2,174,208	$563,981	$(509,201)	$195,761	$149,809

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(36.54)	$16.35	$2.89	$(25.26)	$7.84	$4.84
Class 1AP	$(44.55)	$24.18	$6.57	$(30.73)	$12.50	$8.22
Class 2	$(60.08)	$32.61	$8.86	$(40.78)	$16.60	$10.90
Class 2a	$(52.03)	$28.49	$7.78	N/A	N/A	N/A
Class 3a	$(51.86)	$28.39	$7.76	N/A	N/A	N/A

The accompanying notes are an integral part of these financial statements.

The Series of the Frontier Funds

Consolidated Statements of Operations

For the Years Ended December 31, 2023, 2022, 2021

	Frontier Global Fund			Frontier Heritage Fund
	12/31/2023	12/31/2022	12/31/2021	12/31/2023	12/31/2022	12/31/2021
Investment income:
Interest - net	$-	$-	$-	$-	$-	$-

Total Income	-	-	-	-	-	-

Expenses:
Service Fees - Class 1	53,005	84,304	76,678	63,432	92,170	68,400
Trading Fees	97,276	148,079	140,017	105,647	140,566	101,631

Total Expenses	150,281	232,383	216,695	169,079	232,736	170,031

Investment (loss) - net	(150,281)	(232,383)	(216,695)	(169,079)	(232,736)	(170,031)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	(992,864)	962,203	(97,778)	(951,657)	906,091	197,905
Net realized gain/(loss) on private investment companies	605,108	671,439	292,612	290,112	461,959	156,731
Net realized gain/(loss) on U.S. Treasury securities	3,229	(6,920)	(2,415)	(2,930)	(6,217)	(3,385)
Net unrealized gain/(loss) on U.S. Treasury securities	948	(1,779)	(2,520)	6,298	(1,944)	(1,279)
Change in fair value of investments in unconsolidated trading companies	(21,944)	18,002	17,061	(21,537)	16,570	15,525

Net gain/(loss) on investments	(405,523)	1,642,945	206,960	(679,714)	1,376,459	365,497

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(555,804)	1,410,562	(9,735)	(848,793)	1,143,723	195,466

Less: Operations attributable to non-controlling interests	-	-	-	-	-	-

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(555,804)	$1,410,562	$(9,735)	$(848,793)	$1,143,723	$195,466

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(50.67)	$75.82	$(1.45)	$(47.69)	$50.71	$7.33
Class 1AP	N/A	N/A	N/A	$(57.22)	$69.23	$12.69
Class 2	$(74.72)	$126.85	$2.84	$(76.58)	$92.64	$16.99

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2023, 2022, 2021

	Frontier Diversified Fund							Frontier Masters Fund
	Class 1	Class 2	Class 2	Class 3	Class 3	Non-		Class 1	Class 2	Class 2	Class 3	Class 3	Non-
	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2020	$154,260	$2,212	$464,012	$54,405	$3,508,082	$-	$4,182,971	$9,740	$6,265	$257,673	$7,167	$712,682	$-	$993,527

Sale of Units	-	6,000	-	-	-	-	6,000	-	1,000	-	-	-	-	1,000
Redemption of Units	(161,099)	-	(91,628)	(32,300)	(939,962)	-	(1,224,989)	-	(3,500)	(74,835)	(3,500)	(252,625)	-	(334,460)
Transfer of Units In(Out)	-	-	-	-	-	-	-	(10,187)	-	-	-	10,187	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	6,839	(342)	1,263	572	60,826	-	69,158	447	16	11,780	266	35,098	-	47,607

Owners’ Capital, December 31, 2021	$-	$7,870	$373,647	$22,677	$2,628,946	$-	$3,033,140	$-	$3,781	$194,618	$3,933	$505,342	$-	$707,674

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	-	-	(15,125)	(4,800)	(473,510)	-	(493,435)	-	-	(69,840)	(3,150)	(170,633)	-	(243,623)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	-	653	34,134	2,556	286,924	-	324,267	-	1,319	52,324	1,431	176,995	-	232,069

Owners’ Capital, December 31, 2022	$-	$8,523	$392,656	$20,433	$2,442,360	$-	$2,863,972	$-	$5,100	$177,102	$2,214	$511,704	$-	$696,120

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	-	-	(97,165)	(5,500)	(541,179)	-	(643,844)	-	-	(55,886)	(900)	(93,741)	-	(150,527)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	-	(2,493)	(99,555)	(4,969)	(639,323)	-	(746,340)	-	(1,577)	(48,553)	(476)	(155,025)	-	(205,631)

Owners’ Capital, December 31, 2023	$-	$6,030	$195,936	$9,964	$1,261,858	$-	$1,473,788	$-	$3,523	$72,663	$838	$262,938	$-	$339,962

Owners’ Capital - Units, December 31, 2020	2,122	25	5,217	653	42,100			177	93	3,816	113	11,220
Sale of Units (including transfers)	-	64	-	-	-			-	13	-	-	-
Redemption of Units (including transfers)	(2,122)	-	(1,018)	(382)	(10,638)			(177)	(53)	(1,041)	(53)	(3,581)
Owners’ Capital - Units, December 31, 2021	-	89	4,199	271	31,462			-	53	2,775	60	7,639

Sale of Units (including transfers)	-	-	-	-	-			-	-	-	-	-
Redemption of Units (including transfers)	-	-	(125)	(46)	(4,541)			-	-	(903)	(35)	(1,919)
Owners’ Capital - Units, December 31, 2022	-	89	4,074	225	26,921			-	53	1,872	25	5,720

Sale of Units (including transfers)	-	-	-	-	-			-	-	-	-	-
Redemption of Units (including transfers)	-	-	(1,201)	(70)	(7,311)			-	-	(760)	(11)	(1,477)
Owners’ Capital - Units, December 31, 2023	-	89	2,873	155	19,610			-	53	1,112	14	4,243

Net asset value per unit at December 31, 2020	$72.68		$88.95		$83.33			$55.18		$67.54		$63.52

Change in net asset value per unit for the year ended December 31, 2021	(72.68)		0.03		0.23			(55.18)		2.63		2.63

Net asset value per unit at December 31, 2021	$-		$88.98		$83.56			$-		$70.17		$66.15

Change in net asset value per unit for the year ended December 31, 2022	-		7.39		7.16			-		24.47		23.30

Net asset value per unit at December 31, 2022	$-		$96.37		$90.72			$-		$94.64		$89.45

Change in net asset value per unit for the year ended December 31, 2023	$-		$(28.19)		$(26.37)			$-		$(29.25)		$(27.49)

Net asset value per unit at December 31, 2023 (1)	$-		$68.18		$64.35			$-		$65.39		$61.96

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2023, 2022, 2021

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 2a		Class 3a		Non-
	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2020	$3,939	$30,334	$976,771	$8,274	$76,583	$1,048	$216,354	$-	$1,313,303

Redemption of Units	-	(11,508)	(106,533)	(1,300)	(4,963)	-	(22,947)	-	(147,251)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’	-	-	-	-	-	-	-	-	-
Capital resulting from operations attributable to controlling interests	182	2,219	52,820	645	4,619	68	13,719	-	74,272

Owners’ Capital, December 31, 2021	$4,121	$21,045	$923,058	$7,619	$76,239	$1,116	$207,126	$-	$1,240,324

Sale of Units	-	-	-	-	-	-	-	-	-
Redemption of Units	(2,000)	-	(120,894)	-	(12,788)	-	(10,780)	-	(146,462)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’	-	-	-	-	-	-	-	-	-
Capital resulting from operations attributable to controlling interests	944	4,603	195,931	1,709	17,238	253	47,733	-	268,411

Owners’ Capital, December 31, 2022	$3,065	$25,648	$998,095	$9,328	$80,689	$1,369	$244,079	$-	$1,362,273

Sale of Units	-	-	-	-	-	-	-	-	-
Redemption of Units	(1,850)	(11,488)	(91,605)	-	(24,666)	-	(73,471)	-	(203,080)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’	-	-	-	-	-	-	-	-	-
Capital resulting from operations attributable to controlling interests	(723)	(6,417)	(315,912)	(3,057)	(22,857)	(446)	(66,012)	-	(415,424)

Owners’ Capital, December 31, 2023	$492	$7,743	$590,578	$6,271	$33,166	$923	$104,596	$-	$743,769

Owners’ Capital - Units, December 31, 2020	46	353	10,828	149	1,386	18	3,707
Sale of Units (including transfers)	-	-	-	-	-	-	-
Redemption of Units (including transfers)	-	(119)	(1,048)	(20)	(87)	-	(374)
Owners’ Capital - Units, December 31, 2021	46	234	9,780	129	1,299	18	3,333
Sale of Units (including transfers)	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(18)	-	(1,103)	-	(177)	-	(133)
Owners’ Capital - Units, December 31, 2022	28	234	8,677	129	1,122	18	3,199

Sale of Units (including transfers)	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(21)	(128)	(938)	-	(435)	-	(1,165)

Owners’ Capital - Units, December 31, 2023	7	106	7,739	129	687	18	2,034

Net asset value per unit at December 31, 2020		$85.99	$90.21		$55.29		$58.37

Change in net asset value per unit for the year ended December 31, 2021		3.98	4.17		3.46		3.79
Net asset value per unit at December 31, 2021		$89.97	$94.38		$58.75		$62.16

Change in net asset value per unit for the year ended December 31, 2022		19.68	20.65		13.18		14.13

Net asset value per unit at December 31, 2022		$109.65	$115.03		$71.93		$76.29

Change in net asset value per unit for the year ended December 31, 2023		$(36.91)	$(38.72)		$(23.57)		$(24.87)

Net asset value per unit at December 31, 2023 (1)		$72.74	$76.31		$48.36		$51.42

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2023, 2022, 2021

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a	Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Controlling Interests	Total
Owners’ Capital, December 31, 2020	$9,430,532	$108,053	$51,810	$1,906,359	$75,416	$30,961	$507,148	$-	$12,110,279

Redemption of Units (including transfers)	(2,341,345)	(51,153)	(12,500)	(539,532)	(23,500)	(34,162)	(163,035)	-	(3,165,227)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	382,654	9,127	3,838	123,103	4,412	3,201	37,646	-	563,981

Owners’ Capital, December 31, 2021	$7,471,841	$66,027	$43,148	$1,489,930	$56,328	$-	$381,759	$-	$9,509,033

Redemption of Units (including transfers)	(2,018,252)	(7,580)	-	(302,031)	(28,650)	-	-	-	(2,356,513)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	1,680,556	16,422	10,094	361,645	15,604	-	89,887	-	2,174,208

Owners’ Capital, December 31, 2022	$7,134,145	$74,869	$53,242	$1,549,544	$43,282	$-	$471,646	$-	$9,326,728

Redemption of Units	(853,070)	-	-	(199,732)	(13,000)	-	(27,771)	-	(1,093,573)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(2,466,074)	(26,149)	(18,596)	(494,564)	(12,088)	-	(158,559)	-	(3,176,030)

Owners’ Capital, December 31, 2023	$3,815,001	$48,720	$34,646	$855,248	$18,194	$-	$285,316	$-	$5,057,125

Owners’ Capital - Units, December 31, 2020	117,991	1,116	397	14,603	666	274	4,495

Redemption of Units (including transfers)	(27,772)	(477)	(87)	(3,915)	(200)	(274)	(1,329)

Owners’ Capital - Units, December 31, 2021	90,219	639	310	10,688	466	-	3,166

Redemption of Units (including transfers)	(18,283)	(52)	-	(1,680)	(176)	-	-

Owners’ Capital - Units, December 31, 2022	71,936	587	310	9,008	290	-	3,166

Sale of Units (including transfers)	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(11,020)	-	-	(1,368)	(103)	-	(228)

Owners’ Capital - Units, December 31, 2023	60,916	587	310	7,640	187	-	2,938

Net asset value per unit at December 31, 2020	$79.93	$96.81		$130.54		$113.20	$112.81

Change in net asset value per unit for the year ended December 31, 2021	2.89	6.57		8.86		7.78	7.76

Net asset value per unit at December 31, 2021	$82.82	$103.38		$139.40		$120.98	$120.57

Change in net asset value per unit for the year ended December 31, 2022	16.35	24.18		32.61		28.49	28.39

Net asset value per unit at December 31, 2022	$99.17	$127.56		$172.01		$149.47	$148.96

Change in net asset value per unit for the year ended December 31, 2023	$(36.54)	$(44.55)		$(60.08)		$(52.03)	$(51.86)

Net asset value per unit at December 31, 2023 (1)	$62.63	$83.01		$111.93		$97.44	$97.10

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2023, 2022, 2021

	Frontier Select Fund						Frontier Global Fund						Frontier Heritage Fund
	Class 1	Class 1AP	Class 2		Non-		Class 1	Class 2		Non-		Class 1	Class 1AP	Class 2		Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2020	$1,575,328	$9,821	$17,210	$50,769	$-	$1,653,128	$2,741,972	$31,366	$157,311	$-	$2,930,649	$2,169,152	$8,460	$24,105	$183,565	$-	$2,385,282

Payment made by Related Party	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	(381,729)	(656)	(4,200)	(482)	-	(387,067)	(802,573)	(7,000)	-	-	(809,573)	(217,618)	(1,101)	(3,000)	(36,721)	-	(258,440)
Change in control of ownership - Trading Companies	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Operations attributable to non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	140,919	1,094	1,971	5,825	-	149,809	(13,071)	663	2,673	-	(9,735)	167,716	883	2,814	24,053	-	195,466

Owners’ Capital, December 31, 2021	$1,334,518	$10,259	$14,981	$56,112	$-	$1,415,870	$1,926,328	$25,029	$159,984	$-	$2,111,341	$2,119,250	$8,242	$23,919	$170,897	$-	$2,322,308

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	(100,095)	(1,330)	(2,400)	(5,200)	-	(109,025)	(540,252)	(12,500)	(140,948)	-	(693,700)	(316,598)	-	(5,800)	(57,276)	-	(379,674)
Operations attributable to non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	182,690	1,625	2,587	8,859	-	195,761	1,303,049	16,292	91,221	-	1,410,562	1,028,180	4,415	13,006	98,122	-	1,143,723

Owners’ Capital, December 31, 2022	$1,417,113	$10,554	$15,168	$59,771	$-	$1,502,606	$2,689,125	$28,821	$110,257	$-	$2,828,203	$2,830,832	$12,657	$31,125	$211,743	$-	$3,086,357

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	(202,580)	-	(1,750)	-	-	(204,330)	(1,085,295)	(13,100)	(70,588)	-	(1,168,983)	(571,014)	-	(5,750)	-	-	(576,764)
Transfer of Units In(Out)	-	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Capital resulting from operations attributable to controlling interests	(480,833)	(3,536)	(4,807)	(20,025)	-	(509,201)	(534,705)	(4,516)	(16,583)	-	(555,804)	(776,298)	(3,650)	(7,784)	(61,061)	-	(848,793)

Owners’ Capital, December 31, 2023	$733,700	$7,018	$8,611	$39,746	$-	$789,075	$1,069,125	$11,205	$23,086	$-	$1,103,416	$1,483,520	$9,007	$17,591	$150,682	$-	$1,660,800

Owners’ Capital - Units, December 31, 2020	26,906	138	183	539			24,724	187	939			22,572	73	155	1,177

Sale of Units (including transfers)	-	-	-	-			-	-	-			-	-	-	-
Redemption of Units (including transfers)	(5,855)	(9)	(41)	(4)			(7,124)	(40)	-			(2,081)	(9)	(16)	(189)

Owners’ Capital - Units, December 31, 2021	21,051	129	142	535			17,600	147	939			20,491	64	139	988

Sale of Units (including transfers)
Redemption of Units (including transfers)	(1,157)	(14)	(18)	(43)			(3,086)	(50)	(568)			(2,125)	-	(21)	(191)

Owners’ Capital - Units, December 31, 2022	19,894	115	124	492			14,514	97	371			18,366	64	118	797

Sale of Units (including transfers)	-	-	-	-
							-	-	-			-	-	-	-
Redemption of Units (including transfers)	(3,933)	-	(18)	-			(6,571)	(47)	(267)			(4,429)	-	(25)	-

Owners’ Capital - Units, December 31, 2023	15,961	115	106	492			7,943	50	104			13,937	64	93	797

Net asset value per unit at December 31, 2020	$58.55	$70.99		$94.20			$110.90		$167.56			$96.10	$116.50		$155.92

Change in net asset value per unit for the year ended December 31, 2021	4.84	8.22		10.90			(1.45)		2.84			7.33	12.69		16.99

Net asset value per unit at December 31, 2021	$63.39	$79.21		$105.10			$109.45		$170.40			103.43	129.19		172.91

Change in net asset value per unit for the year ended December 31, 2022	7.84	12.50		16.60			75.82		126.85			50.71	69.23		92.64

Net asset value per unit at December 31, 2022	$71.23	$91.71		$121.70			$185.27		$297.25			$154.14	$198.42		$265.55

Change in net asset value per unit for the year ended December 31, 2023	$(25.26)	$(30.73)		$(40.78)			$(50.67)		$(74.72)			$(47.69)	$(57.22)		$(76.58)

Net asset value per unit at December 31, 2023 (1)	$45.97	$60.98		$80.92			$134.60		$222.53			$106.45	$141.20		$188.97

(1)	Values are for both the Managing Owner and Limited Owners.

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023,2022, 2021

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	12/31/2023	12/31/2022	12/31/2021	12/31/2023	12/31/2022	12/31/2021	12/31/2023	12/31/2022	12/31/2021

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(746,340)	$324,267	$69,158	$(205,631)	$232,069	$47,607	$(415,424)	$268,411	$74,272
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	278,148	400,338	897,176	(69,188)	26,239	(135,864)	(77,331)	(43,649)	(139,882)
Net unrealized (gain)/loss on U.S. Treasury securities	317	2,303	832	798	89	(227)	4,078	653	(1,187)
Net realized (gain)/loss on U.S. Treasury securities	4,347	7,623	4,809	2,274	3,779	3,365	3,178	5,686	5,738
Net unrealized (gain)/loss on private investment companies	689,973	(168,307)	(98,954)	184,930	(192,089)	(64,947)	391,844	(243,664)	(53,498)
Net realized (gain)/loss on private investment companies	(28,768)	(251,470)	(98,105)	(16,030)	(89,888)	(24,753)	3,650	(56,892)	(47,148)
(Purchases) sales of:
Sales of swap contracts	-	-	4,870,025	-	-	-	-	-	594,898
(Purchases) of swap contracts	-	-	(4,469,147)	-	-	-	-	-	(115,000)
Sales of U.S. Treasury securities	261,948	180,769	552,562	145,804	107,457	291,260	183,546	181,323	763,556
(Purchases) of U.S. Treasury securities	(512,961)	(606,238)	(1,065,811)	(66,899)	(141,762)	(153,851)	(84,973)	(174,336)	(185,359)
U.S. Treasury interest and premium paid/amortized	4,856	6,281	4,550	2,575	2,815	3,141	3,665	3,427	3,722
(Purchases) of Private Investment Companies	(389,359)	(974,066)	(6,219,401)	(252,645)	(472,671)	(1,535,116)	(230,845)	(173,106)	(703,517)
Reduction of collateral in Swap contracts	-	-	(400,878)	-	-	-	-	-	(479,898)
Sale of Private Investment Companies	1,121,347	1,452,935	7,222,405	448,100	687,285	2,001,031	441,765	400,702	333,194
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	(4,390)	2,117	(14,119)	2,820	2,852	(13,363)	6,629	(16,269)	10,195
Interest receivable	665	(334)	7,817	319	(87)	132	672	(697)	8,904
Receivable from related parties	-	-	4,892	-	-	266	-	-	5,205
Redemptions receivable from private investment companies	-	-	31,886	-	-	24,837	-	-	1,251
Interest payable to Managing Owner	-	-	-	-	-	-	(13)	21	(55)
Trading fees payable to Managing Owner	(4,918)	436	(3,359)	(1,826)	561	(1,578)	(1,551)	40	1,126
Service fees payable to Managing Owner	(39)	2	(302)	(26)	-	(27)	(13)	2	1
Other liabilities	(1,289)	(2,108)	728	(573)	(1,091)	1,608	(1,206)	496	(2,367)

Net cash provided by (used in) operating activities	673,537	374,548	1,296,764	174,802	165,558	443,521	227,671	152,148	74,151

Cash Flows from Financing Activities:
Proceeds from sale of units	-	-	6,000	-	-	1,000	-	-	-
Payment for redemption of units	(643,844)	(493,435)	(1,224,988)	(150,527)	(243,623)	(334,461)	(203,080)	(146,462)	(147,249)
Change in owner redemptions payable	21,822	-	-	(17,321)	19,922	(38,128)	(12,303)	(7,511)	20,299

Net cash provided by (used in) financing activities	(622,022)	(493,435)	(1,218,988)	(167,848)	(223,701)	(371,589)	(215,383)	(153,973)	(126,950)

Net increase (decrease) in cash and cash equivalents	51,515	(118,887)	77,776	6,954	(58,143)	71,932	12,288	(1,825)	(52,799)

Cash and cash equivalents, beginning of year	46,604	165,491	87,715	18,560	76,703	4,771	38,703	40,528	93,327
Cash and cash equivalents, end of year	$98,119	$46,604	$165,491	$25,514	$18,560	$76,703	$50,991	$38,703	$40,528

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023, 2022, 2021

	Frontier Balanced Fund			Frontier Select Fund
	12/31/2023	12/31/2022	12/31/2021	12/31/2023	12/31/2022	12/31/2021

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(3,176,030)	$2,174,208	$563,981	$(509,201)	$195,761	$149,809
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	16,104	13,166	85,604	-	-	-
Net change in ownership allocation of U.S. Treasury securities	(61,069)	(428,684)	465,487	(93,206)	7,778	(235,383)
Net unrealized (gain)/loss on U.S. Treasury securities	1,105	(8,388)	(1,499)	1,243	454	(852)
Net realized (gain)/loss on U.S. Treasury securities	12,643	27,240	11,502	3,410	4,946	3,778
Net unrealized (gain)/loss on private investment companies	2,487,297	(1,673,486)	(171,769)	514,228	(345,213)	(3,095)
Net realized (gain)/loss on private investment companies	(176,701)	(666,011)	(542,771)	(73,108)	42,378	(233,656)
(Purchases) sales of:
Sales of U.S. Treasury securities	742,878	853,454	1,827,896	201,359	131,330	377,421
(Purchases) of U.S. Treasury securities	(512,961)	(606,238)	(1,065,811)	(87,946)	(164,272)	(155,247)
U.S. Treasury interest and premium paid/amortized	4,784	-	265	-	-	-
(Purchases) of Private Investment Companies	(1,398,714)	(2,530,199)	(4,841,423)	(195,823)	(854,667)	(2,007,482)
Sale of Private Investment Companies	3,601,646	4,854,163	7,155,734	516,372	1,081,959	2,508,522
Increase and/or decrease in:
Receivable from futures commission merchants	(449,143)	498,121	(584,389)	-	-	-
Investments in unconsolidated trading companies, at fair value	58,403	(101,192)	14,778	(10,520)	(10,900)	(9,514)
Interest receivable	4,082	(4,176)	24,656	386	(526)	(222)
Receivable from related parties	-	-	14,602	-	-	-
Redemptions receivable from private investment companies	-	-	55,473	-	-	67,876
Incentive fees payable to Managing Owner	-	(54,010)	54,702	-	-	-
Management fees payable to Managing Owner	867	142	(7,423)	-	-	-
Interest payable to Managing Owner	(1,311)	1,349	(419)	(34)	146	17
Trading fees payable to Managing Owner	(16,786)	3,976	(4,924)	(2,149)	772	(251)
Service fees payable to Managing Owner	(7,991)	(1,530)	(3,067)	(1,752)	106	(185)
Risk analysis fees payable	865	62	867	-	-	-
Payables to related parties	-	-	-	-	-	(26,129)
Subscriptions in advance for service fee rebates	14,241	22,116	22,486	512	970	1,613
Other liabilities	(6,133)	1,095	(3,486)	(817)	46	1,186

Net cash provided by (used in) operating activities	1,138,076	2,375,178	3,071,052	262,954	91,068	438,206

Cash Flows from Financing Activities:
Payment for redemption of units	(1,093,573)	(2,356,513)	(3,165,227)	(204,330)	(109,025)	(387,066)
Change in owner redemptions payable	(35,051)	14,669	20,382	-	-	-

Net cash provided by (used in) financing activities	(1,128,624)	(2,341,844)	(3,144,845)	(204,330)	(109,025)	(387,066)

Net increase (decrease) in cash and cash equivalents	9,452	33,334	(73,793)	58,624	(17,957)	51,140

Cash and cash equivalents, beginning of period	221,344	188,010	261,803	33,183	51,140	-
Cash and cash equivalents, end of period	$230,796	$221,344	$188,010	$91,807	$33,183	$51,140

The accompanying notes are an integral part of these financial statements.

The Series of Frontier Funds

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023, 2022, 2021

	Frontier Global Fund			Frontier Heritage Fund
	12/31/2023	12/31/2022	12/31/2021	12/31/2023	12/31/2022	12/31/2021

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(555,804)	$1,410,562	$(9,735)	$(848,793)	$1,143,723	$195,466
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	380,708	168,882	(101,461)	(6,243)	149,201	(40,786)
Net unrealized (gain)/loss on U.S. Treasury securities	(948)	1,779	2,520	(6,298)	1,944	1,279
Net realized (gain)/loss on U.S. Treasuries securities	(3,229)	6,920	2,415	2,930	6,217	3,385
Net unrealized (gain)/loss on private investment companies	992,864	(962,203)	97,778	951,657	(906,091)	(197,905)
Net realized (gain)/loss on private investment companies	(605,108)	(671,439)	(292,612)	(290,112)	(461,959)	(156,731)
(Purchases) sale of:
Sales of U.S. Treasury Securities	(238,642)	134,003	375,978	165,494	114,081	337,555
(Purchases) of U.S. Treasury securities	(118,893)	(309,687)	(277,451)	(119,719)	(302,790)	(237,408)
Sales of swap contracts	-	-	-	-	-	1,491,966
(Purchases) of swap contracts	-	-	-	-	-	(978,809)
(Purchases) of Private Investment Companies	(456,537)	(741,782)	(1,088,812)	(619,012)	(531,551)	(820,627)
Sale of Private Investment Companies	1,855,700	1,568,992	2,214,920	1,393,392	1,167,734	1,203,951
Reduction of collateral in Swap contracts	-	-		-	-	(513,156)
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	(12,711)	7,618	(22,735)	(1,870)	(18,883)	(6,207)
Interest receivable	256	(39)	(1)	676	(813)	1,263
Receivable from related parties	-	-	319	-	-	845
Interest payable to Managing Owner	118	(10)	(14)	(11)	230	78
Trading fees payable to Managing Owner	(7,179)	2,947	(2,316)	(4,736)	3,372	602
Service fees payable to Managing Owner	(3,733)	1,451	(1,362)	(2,948)	1,482	156
Subscriptions in advance for service fee rebates	2,182	3,575	4,139	6,738	9,853	6,609
Other liabilities	(590)	(1,996)	2,768	(1,286)	551	596

Net cash provided by (used in) operating activities	1,228,454	619,573	904,338	619,859	376,301	292,122

Cash Flows from Financing Activities:
Payment for redemption of units	(1,168,983)	(693,700)	(809,572)	(576,764)	(379,674)	(258,439)
Change in owner redemptions payable	-	(27,561)	27,561	-	-	-

Net cash provided by (used in) financing activities	(1,168,983)	(721,261)	(782,011)	(576,764)	(379,674)	(258,439)

Net increase (decrease) in cash and cash equivalents	59,471	(101,688)	122,327	43,095	(3,373)	33,683

Cash and cash equivalents, beginning of year	26,333	128,021	5,694	45,466	48,839	15,156
Cash and cash equivalents, end of year	$85,804	$26,333	$128,021	$88,561	$45,466	$48,839

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

As of December 31, 2023, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into two separate Classes—Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund and Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Global Fund, separates Units into two separate Classes—Class 1 and Class 2. The Trust, with respect to the Frontier Balanced Fund, separates Units into five separate Classes—Class 1, Class 1AP, Class 2, Class 2a and Class 3a. The Trust, with respect to the Frontier Long/Short Commodity Fund, separates Units into four separate Classes—Class 2, Class 2a, Class 3 and Class 3a.

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

Consolidation—The Series, through investing in the Trading Companies and the Galaxy Plus Platform, authorize certain Trading Advisors to place trades and manage assets at pre- determined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses and a risk analysis fee (for closed Series only), all of which is allocated to the Series if consolidated by a Series. The Galaxy Plus Platform is a series of Delaware limited liability companies, sponsored by New Hyde Park, that create exposure to a variety of third party professional managed futures and foreign exchange advisors. The Galaxy Plus Platform is available to qualified high-net-worth individuals and institutional investors. Trading Companies in which a Series has a controlling and majority interest as calculated on that Series’ pro-rata net asset value in the Trading Company are consolidated by such Series. Investments in Trading Companies in which a Series does not have a controlling and majority interest and all interests in Galaxy Plus entities are accounted for using net asset value as the practical expedient, which approximates fair value. Fair value represents the proportionate share of the Series’ interest in the NAV in a Trading Company or Galaxy Plus entity. The equity interest held by Series of the Trust is shown as investments in unconsolidated Trading Companies or investments in private investment companies in the statements of financial condition. The income or loss attributable thereto in proportion of investment level is shown in the consolidated statements of operations as change in fair value of investments in unconsolidated Trading Companies or net unrealized gain/(loss) on private investment companies.

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

As of December 31, 2023, and 2022, the consolidated statements of financial condition of Frontier Balanced Fund included the assets and liabilities of its wholly owned interests in Frontier Trading Company I, LLC.

For the year ended December 31, 2023, 2022 and 2021 the consolidated statements of operations of Frontier Balanced Fund included the earnings of its wholly owned interest in Frontier Trading Company I, LLC.

For the year ended December 31, 2022 and 2021 the consolidated statements of operations of Frontier Select Fund included the earnings of its majority owned Trading Company.

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

Receivable from Futures Commission Merchants—The Series of the Trust deposit assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust, with respect to the Series, earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2023 and 2022 included restricted cash for margin requirements of $769,384 and $320,241 respectively, for the Frontier Balanced Fund.

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

Purchase and Sales of Private Investment Companies –The Series are able to subscribe into and redeem from the Galaxy Plus entities on a daily basis. The value of the private investment companies is determined by New Hyde Park and reported on a daily basis. The change in the difference between the total purchase cost and the fair value calculated by New Hyde Park is recorded as net unrealized gain/(loss) on private investment companies on the consolidated statements of operations.

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

The 2020 through 2023 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2023, 2022 and 2021, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2024 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $22,650, $393, $31,725, $405,698, $22,558, $164,567 and $86,405 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively, as of December 31, 2023.

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

The following table summarizes investment in each Series measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

December 31, 2023	Practical Expedient	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$33,061	$-	$-	$-	$33,061
U.S. Treasury Securities	-	5,543	-	-	5,543
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	8,598	-	-	-	8,598
U.S. Treasury Securities	-	1,441	-	-	1,441
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	17,181	-	-	-	17,181
U.S. Treasury Securities	-	2,881	-	-	2,881
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	77,766	-	-	-	77,766
Open Trade Equity (Deficit)	-	(14,434)	-	-	(14,434)
U.S. Treasury Securities	-	13,038	-	-	13,038
Frontier Select Fund
Investment in Unconsolidated Trading Companies	30,934	-	-	-	30,934
U.S. Treasury Securities	-	5,186	-	-	5,186
Frontier Global Fund
Investment in Unconsolidated Trading Companies	28,911	-	-	-	28,911
U.S. Treasury Securities	-	4,847	-	-	4,847
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	29,840	-	-	-	29,840
U.S. Treasury Securities	-	5,003	-	-	5,003

December 31, 2022	Practical Expedient	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$28,671	$-	$-	$-	$28,671
U.S. Treasury Securities	-	42,198	-	-	42,198
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	11,418	-	-	-	11,418
U.S. Treasury Securities	-	16,805	-	-	16,805
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	23,810	-	-	-	23,810
U.S. Treasury Securities	-	35,044	-	-	35,044
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	136,139	-	-	-	136,139
Open Trade Equity (Deficit)	-	1,670	-	-	1,670
U.S. Treasury Securities	-	200,417	-	-	200,417
Frontier Select Fund
Investment in Unconsolidated Trading Companies	20,414	-	-	-	20,414
U.S. Treasury Securities	-	30,046	-	-	30,046
Frontier Global Fund
Investment in Unconsolidated Trading Companies	16,200	-	-	-	16,200
U.S. Treasury Securities	-	23,843	-	-	23,843
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	27,970	-	-	-	27,970
U.S. Treasury Securities	-	41,167	-	-	41,167

4.	Swap Contracts

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of December 31, 2023, none of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps and is recorded as collateral within the swap fair value within the Statements of Financial Condition. The cash held with the counterparty is not restricted.

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

The Galaxy Plus entities are made up of feeder funds in which each series invests and master trading entities into which the feeder funds invest. No investment held by the Galaxy Plus master trading entity is greater than 5% of the Trust’s total capital.

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of December 31, 2023 and 2022:

	As of December 31, 2023		As of December 31, 2022
	Percentage of		Percentage of
	Series Total		Series Total
	Capital Invested in		Capital Invested in
	Unconsolidated Trading Companies	Fair Value	Unconsolidated Trading Companies	Fair Value
Series

Frontier Diversified Series:
Frontier Trading Company XXXVIII	2.24%	$33,061	1.00%	$28,671
Frontier Masters Fund:
Frontier Trading Company XXXVIII	2.53%	$8,598	1.64%	$11,418
Frontier Long/Short Commodity Fund:
Frontier Trading Company XXXVIII	2.31%	$17,181	1.75%	$23,810
Frontier Balanced Fund:
Frontier Trading Company XXXVIII	1.54%	$77,766	1.46%	$136,169
Frontier Select Fund:
Frontier Trading Companies XXXVIII	3.92%	$30,934	1.36%	$20,414
Frontier Global Fund:
Frontier Trading Company XXXVIII	2.62%	$28,911	0.57%	$16,200
Frontier Heritage Fund:
Frontier Trading Company XXXVIII	1.80%	$29,840	0.91%	$27,970

The Series investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions

Frontier Diversified Fund
Multi-Strategy
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

Frontier Masters Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Multi-Strategy
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None

Frontier Long/Short Commodity Fund
Multi-Strategy
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None

Frontier Balanced Fund
Multi-Strategy
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

Frontier Select Fund
Multi-Strategy
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None

Frontier Global Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

Frontier Heritage Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

6.	Transactions with Affiliates

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

The Managing Owner has determined that the purchase of additional units of the relevant series will commence in 2024. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $22,650, $393, $31,725, $405,698, $22,558, $164,567 and $86,405 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively, as of December 31, 2023.

The following table summarizes fees earned by the Managing Owner for the years ended December 31, 2023, 2022 and 2021.

For the Year Ended December 31, 2023	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$797	$80,028
Frontier Masters Fund	-	-	310	36,622
Frontier Long/Short Commodity Fund	(5,126)	-	164	30,053
Frontier Balanced Fund	-	16,237	163,312	316,070
Frontier Select Fund	-	-	30,349	35,241
Frontier Global Fund	-	-	53,005	97,276
Frontier Heritage Fund	-	-	63,432	105,647

For the Year Ended December 31, 2022	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$(13,788)	$-	$1,128	$123,260
Frontier Masters Fund	-	-	563	55,575
Frontier Long/Short Commodity Fund	-	-	270	41,502
Frontier Balanced Fund	213,064	18,115	263,174	475,553
Frontier Select Fund	-	-	53,197	60,136
Frontier Global Fund	-	-	84,304	148,079
Frontier Heritage Fund	-	-	92,170	140,566

For the Year Ended December 31, 2021	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$2,118	$125,429
Frontier Masters Fund	-	-	628	52,957
Frontier Long/Short Commodity Fund	-	-	228	38,961
Frontier Balanced Fund	158,775	18,441	258,209	435,300
Frontier Select Fund	-	-	46,410	46,943
Frontier Global Fund	-	-	76,678	140,017
Frontier Heritage Fund	-	-	68,400	101,631

The following table summarizes fees payable to the Managing Owner as of December 31, 2023 and 2022.

As of December 31, 2023	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$46	$4,735
Frontier Masters Fund	-	-	-	17	2,617
Frontier Long/Short Commodity Fund	-	-	40	8	1,896
Frontier Balanced Fund	692	2,440	995	8,793	20,160
Frontier Select Fund	-	-	308	1,878	2,305
Frontier Global Fund	-	-	420	2,704	5,301
Frontier Heritage Fund	-	-	436	3,484	6,943

As of December 31, 2022	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$85	$9,653
Frontier Masters Fund	-	-	-	43	4,443
Frontier Long/Short Commodity Fund	-	-	53	21	3,447
Frontier Balanced Fund	692	1,573	2,306	16,784	36,946
Frontier Select Fund	-	-	342	3,630	4,454
Frontier Global Fund	-	-	302	6,437	12,480
Frontier Heritage Fund	-	-	447	6,432	11,679

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

The following table outlines the interest paid by each Series to the Managing Owner and its ratio to average net assets for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021	2023	2022	2021
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets	Ratio to Average Net Assets

Frontier Long/Short Commodity Fund Class 2	$15	$17	$22	0.09%	0.06%	0.06%
Frontier Long/Short Commodity Fund Class 3	652	585	659	0.08%	0.05%	0.06%
Frontier Balanced Fund Class 1	11,521	13,088	8,660	0.22%	0.15%	0.10%
Frontier Balanced Fund Class 1AP	132	128	108	0.22%	0.15%	0.11%
Frontier Balanced Fund Class 2	2,576	2,970	1,749	0.22%	0.15%	0.10%
Frontier Balanced Fund Class 2a	13	17	16	0.05%	0.03%	0.02%
Frontier Balanced Fund Class 3a	165	156	103	0.04%	0.03%	0.02%
Frontier Select Fund Class 1	3,846	3,556	2,876	0.38%	0.20%	0.19%
Frontier Select Fund Class 1AP	32	29	20	0.38%	0.20%	0.19%
Frontier Select Fund Class 2	226	185	138	0.39%	0.20%	0.18%
Frontier Global Fund Class 1	1,746	5,232	3,665	0.10%	0.19%	0.14%
Frontier Global Fund Class 2	71	293	281	0.08%	0.18%	0.14%
Frontier Heritage Fund Class 1	2,247	5,196	3,669	0.11%	0.17%	0.16%
Frontier Heritage Fund Class 1AP	12	22	14	0.11%	0.17%	0.16%
Frontier Heritage Fund Class 2	233	451	373	0.11%	0.17%	0.16%

Total	$23,487	$31,925	$22,353

7.	Financial Highlights

The following information presents the financial highlights of the Series for the years ended December 31, 2023, 2022 and 2021. This data has been derived from the information presented in the consolidated financial statements.

For the year ended December 31, 2023

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2022	$96.37	$90.72	$94.64	$89.45	$109.65	$71.93	$115.03	$76.29
Net operating results:
Interest income	0.18	0.17	0.38	0.36	0.33	0.22	0.34	0.23
Expenses	(3.14)	(2.96)	(5.54)	(5.20)	(2.30)	(1.50)	(2.35)	(1.58)
Net gain/(loss) on investments, net of non-controlling interests	(25.23)	(23.58)	(24.09)	(22.65)	(34.94)	(22.29)	(36.71)	(23.52)
Net income/(loss)	(28.19)	(26.37)	(29.25)	(27.49)	(36.91)	(23.57)	(38.72)	(24.87)
Net asset value, December 31, 2023	$68.18	$64.35	$65.39	$61.96	$72.74	$48.36	$76.31	$51.42
Ratios to average net assets
Net investment income/(loss)	-3.60%	-3.60%	-6.49%	-6.49%	-2.11%	-2.11%	-2.11%	-2.11%
Expenses before incentive fees (rebate) (3)(4)	3.83%	3.83%	6.97%	6.97%	2.96%	2.96%	2.96%	3.06%
Expenses after incentive fees (rebate) (3)(4)	3.83%	3.83%	6.97%	6.97%	2.46%	2.46%	2.46%	2.46%
Total return before incentive fees (rebate) (2)	-29.25%	-29.07%	-30.91%	-30.74%	-34.16%	-33.27%	-34.16%	-33.20%
Total return after incentive fees (rebate) (2)	-29.25%	-29.07%	-30.91%	-30.74%	-33.66%	-32.77%	-33.66%	-32.60%

Incentive fee (rebate) per share	-	-	-	-	(0.47)	(0.30)	(0.48)	(0.39)
Incentive Fee (rebate) to ANA	0.00%	0.00%	0.00%	0.00%	-0.50%	-0.50%	-0.50%	-0.60%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2022	$99.17	$127.56	$172.01	$149.47	$148.96	$71.23	$91.71	$121.70
Net operating results:
Interest income (expense)	0.05	0.07	0.10	0.08	0.08	0.00	0.00	0.00
Expenses	(6.34)	(5.04)	(6.84)	(5.98)	(5.91)	(3.50)	(2.37)	(3.14)
Net gain/(loss) on investments, net of non-controlling interests	(30.25)	(39.58)	(53.34)	(46.13)	(46.03)	(21.76)	(28.36)	(37.64)
Net income/(loss)	(36.54)	(44.55)	(60.08)	(52.03)	(51.86)	(25.26)	(30.73)	(40.78)
Net asset value, December 31, 2023	$62.63	$83.01	$111.93	$97.44	$97.10	$45.97	$60.98	$80.92

Ratios to average net assets
Net investment income/(loss)	-7.96%	-4.85%	-4.85%	-4.85%	-4.85%	-6.26%	-3.27%	-3.27%
Expenses before incentive fees (3)(4)	8.03%	4.92%	4.92%	4.92%	4.92%	6.26%	3.27%	3.27%
Expenses after incentive fees (3)(4)	8.03%	4.92%	4.92%	4.92%	4.92%	6.26%	3.27%	3.27%
Total return before incentive fees (2)	-36.85%	-34.93%	-34.93%	-34.81%	-34.81%	-35.47%	-33.50%	-33.51%
Total return after incentive fees (2)	-36.85%	-34.93%	-34.93%	-34.81%	-34.81%	-35.47%	-33.50%	-33.51%

Incentive fee per share	-	-	-	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2022	$185.27	$297.25	$154.14	$198.42	$265.55
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(13.30)	(13.81)	(9.80)	(7.67)	(10.27)
Net gain/(loss) on investments, net of non-controlling interests	(37.37)	(60.91)	(37.89)	(49.55)	(66.31)
Net income/(loss)	(50.67)	(74.72)	(47.69)	(57.22)	(76.58)
Net asset value, December 31, 2023	$134.60	$222.53	$106.45	$141.20	$188.97

Ratios to average net assets
Net investment income/(loss)	-8.25%	-5.25%	-7.53%	-4.53%	-4.53%
Expenses before incentive fees (3)(4)	8.25%	5.25%	7.53%	4.53%	4.53%
Expenses after incentive fees (3)(4)	8.25%	5.25%	7.53%	4.53%	4.53%
Total return before incentive fees (2)	-27.35%	-25.14%	-30.94%	-28.84%	-28.84%
Total return after incentive fees (2)	-27.35%	-25.14%	-30.94%	-28.84%	-28.84%

Incentive fee per share	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the consolidated Statements of Operations of the Series, see footnote 6.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

For the year ended December 31, 2022

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2021	$88.98	$83.56	$70.17	$66.15	$89.97	$58.75	$94.38	$62.16
Net operating results:
Interest income	0.20	0.19	0.35	0.33	0.27	0.17	0.28	0.19
Expenses	(3.59)	(3.37)	(6.98)	(6.55)	(3.27)	(2.14)	(3.42)	(2.27)
Net gain/(loss) on investments, net of non-controlling interests	10.78	10.34	31.10	29.52	22.68	15.15	23.79	16.21
Net income/(loss)	7.39	7.16	24.47	23.30	19.68	13.18	20.65	14.13
Net asset value, December 31, 2022	$96.37	$90.72	$94.64	$89.45	$109.65	$71.93	$115.03	$76.29

Ratios to average net assets
Net investment income/(loss)	-3.17%	-3.17%	-6.45%	-6.45%	-2.60%	-2.60%	-2.60%	-2.60%
Expenses before incentive fees (rebate) (3)(4)	3.76%	3.76%	6.78%	6.78%	2.83%	2.83%	2.83%	2.83%
Expenses after incentive fees (rebate) (3)(4)	3.35%	3.35%	6.78%	6.78%	2.83%	2.83%	2.83%	2.83%
Total return before incentive fees (rebate) (2)	7.90%	8.17%	34.87%	35.22%	21.87%	22.43%	21.87%	22.74%
Total return after incentive fees (rebate) (2)	8.30%	8.57%	34.87%	35.22%	21.87%	22.43%	21.87%	22.74%

Incentive fee (rebate) per share	(0.44)	(0.41)	-	-	-	-	-	-
Incentive Fee (rebate) to ANA	-0.41%	-0.41%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2021	$82.82	$103.38	$139.40	$120.98	$120.57	$63.39	$79.21	$105.10
Net operating results:
Interest income (expense)	(0.02)	(0.02)	(0.03)	(0.02)	(0.02)	0.00	0.00	0.00
Expenses	(10.14)	(8.70)	(11.74)	(10.13)	(10.17)	(5.39)	(3.54)	(4.67)
Net gain/(loss) on investments, net of non-controlling interests	26.51	32.90	44.38	38.64	38.58	13.23	16.04	21.27
Net income/(loss)	16.35	24.18	32.61	28.49	28.39	7.84	12.50	16.60
Net asset value, December 31, 2022	$99.17	$127.56	$172.01	$149.47	$148.96	$71.23	$91.71	$121.70

Ratios to average net assets
Net investment income/(loss)	-9.43%	-6.37%	-6.37%	-6.37%	-6.37%	-6.21%	-3.21%	-3.21%
Expenses before incentive fees (3)(4)	7.51%	4.46%	4.46%	4.46%	4.46%	6.21%	3.21%	3.21%
Expenses after incentive fees (3)(4)	9.42%	6.36%	6.36%	6.36%	6.36%	6.21%	3.21%	3.21%
Total return before incentive fees (2)	21.65%	25.29%	25.30%	25.45%	25.45%	12.37%	15.78%	15.79%
Total return after incentive fees (2)	19.75%	23.39%	23.39%	23.55%	23.54%	12.37%	15.78%	15.79%

Incentive fee per share	2.05	2.60	3.51	3.03	3.04	-	-	-
Incentive Fee to ANA	1.90%	1.90%	1.90%	1.90%	1.90%	0.00%	0.00%	0.00%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2021	$109.45	$170.40	$103.43	$129.19	$172.91
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(14.39)	(13.45)	(11.60)	(8.62)	(11.40)
Net gain/(loss) on investments, net of
non-controlling interests	90.21	140.30	62.31	77.85	104.04
Net income/(loss)	75.82	126.85	50.71	69.23	92.64
Net asset value, December 31, 2022	$185.27	$297.25	$154.14	$198.42	$265.55

Ratios to average net assets
Net investment income/(loss)	-8.01%	-5.00%	-7.21%	-4.20%	-4.20%
Expenses before incentive fees (3)(4)	8.01%	5.00%	7.21%	4.20%	4.20%
Expenses after incentive fees (3)(4)	8.01%	5.00%	7.21%	4.20%	4.20%
Total return before incentive fees (2)	69.28%	74.44%	49.03%	53.59%	53.58%
Total return after incentive fees (2)	69.28%	74.44%	49.03%	53.59%	53.58%

Incentive fee per share	-	-	-	-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the consolidated Statements of Operations of the Series, see footnote 6.

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

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of December 31, 2023 and 2022 is included in the consolidated condensed Schedules of Investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the Year Ended December 31, 2023

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	324	323

For the Year Ended December 31, 2022

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	296	295

For the Year Ended December 31, 2021

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	652	654

The following tables summarize the consolidated trading revenues for the years ended December 31, 2023, 2022 and 2021 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2023

Type of contract	Frontier Balanced Fund

Agriculturals	$128,298
Currencies	(137,759)
Energies	1,270
Interest rates	(103,008)
Metals	20,799
Stock indices	(231,826)
Realized trading income/(loss)(1)	$(322,226)

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2023

Type of contract	Frontier Balanced Fund

Agriculturals	$2,242
Currencies	501
Interest rates	9,393
Metals	(28,346)
Stock indices	106
Change in unrealized trading income/(loss)(1)	$(16,104)

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the consolidated statements of financial condition as of December 31, 2023 and 2022.

As of December 31, 2023

	Gross Amounts of recognized Derivative Assets/Liabilities	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Frontier Balanced Fund
Open Trade Equity/(Deficit)	$14,434	$(28,868)	$(14,434)

As of December 31, 2022

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Frontier Balanced Fund
Open Trade Equity/(Deficit)	$3,438	$(1,768)	$1,670

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

From January 1, 2024 through March 26, 2024, Frontier Balanced Fund, Frontier Diversified Fund, Frontier Heritage Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Select Fund and Frontier Global Fund paid $257,210, $245,299, $130,094, $19,726, $830, $31,624 and $4,607, respectively in redemptions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Executive Committee of Frontier Funds

Opinions on the Financial Statements

We have audited the accompanying combined consolidated statement of financial condition, including the combined consolidated condensed schedule of investments, of the Frontier Funds (the “Trust”) as of December 31, 2023 and 2022, and the related combined consolidated statements of operations, changes in owners’ capital and cash flows for the years ended December 31, 2023, 2022, and 2021, and the related notes to the combined consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023, 2022, and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Denver, Colorado

April 1, 2024

Frontier Funds

Combined Consolidated Statements of Financial Condition

December 31, 2023 and December 31, 2022

	December 31, 2023	December 31, 2022

ASSETS

Cash and cash equivalents	$671,592	$430,193
U.S. Treasury securities, at fair value	37,939	389,520
Receivable from futures commission merchants	769,384	320,241
Open trade equity, at fair value	-	1,670
Investments in private investment companies, at fair value	10,539,963	21,440,327
Interest receivable	2,645	9,701

Total Assets	$12,021,523	$22,591,652

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$14,434	$-
Redemptions payable	24,908	67,761
Incentive fees payable to Managing Owner	692	692
Management fees payable to Managing Owner	2,440	1,573
Interest payable to Managing Owner	2,199	3,450
Trading fees payable to Managing Owner	43,957	83,102
Service fees payable to Managing Owner	16,930	33,432
Risk analysis fees payable	11,307	10,442
Subscriptions in advance for service fee rebates	733,996	710,323
Other liabilities	2,725	14,618

Total Liabilities	853,588	925,393

OWNERS CAPITAL
Managing Owner Units	118,288	221,670
Limited Owner Units	11,049,647	21,444,589

Total Owners Capital	11,167,935	21,666,259

Total Liabilities and Owners Capital	$12,021,523	$22,591,652

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Condensed Schedule of Investments

December 31, 2023

	Fair	% of Total Capital
Description	Value	(Net Asset Value)

SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(14,434)	-0.13%
Total Short Futures Contracts	$(14,434)	-0.13%
Total Open Trade Equity (Deficit)	$(14,434)	-0.13%

PRIVATE INVESTMENT COMPANIES (1)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$437,641	3.92%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	628,452	5.63%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	1,086,717	9.73%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	226,291	2.03%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,578,249	14.13%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	4,345,038	38.91%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	1,757,178	15.73%
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	149,233	1.34%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	331,164	2.97%
Total Private Investment Companies	$10,539,963	94.39%
U.S. TREASURY SECURITIES

US Treasury Note 6.875% due 08/15/2025	37,939	0.34%
Total U.S. Treasury Securities	$37,939	0.34%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Notes to Consolidated Financial Statements, Note 5.

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

Frontier Funds

Combined Consolidated Statements of Operations

For the Years Ended December 31, 2023, 2022, and 2021

	2023	2022	2021

Investment income:
Interest - net	$15,880	$10,897	$11,678

Total Income	15,880	10,897	11,678

Expenses:
Incentive Fees (rebate)	(5,126)	199,276	158,775
Management Fees	16,237	18,115	18,441
Risk analysis Fees	6,391	5,434	5,532
Service Fees - Class 1	311,369	494,806	452,671
Due Diligence Fees	3,512	5,527	5,717
Trading Fees	700,937	1,044,671	941,238
Total Expenses	1,033,320	1,767,829	1,582,374

Investment income/(loss) - net	(1,017,440)	(1,756,932)	(1,570,696)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	(322,226)	807,627	872,699
Net unrealized gain/(loss) on private investment companies	(6,248,287)	4,643,860	511,420
Net realized gain/(loss) on private investment companies	1,183,455	2,137,393	1,417,718
Net change in open trade equity/(deficit)	(16,104)	(13,166)	(89,306)
Net realized gain/(loss) on U.S. Treasury securities	(25,553)	(62,411)	(34,992)
Net unrealized gain/(loss) on U.S. Treasury securities	(295)	1,166	(866)
Trading commissions	(10,773)	(8,536)	(15,423)

Net gain/(loss) on investments	(5,439,783)	7,505,933	2,661,250

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(6,457,223)	$5,749,001	$1,090,554

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Statements of Changes in Owners’ Capital
for the Year Ended December 31, 2023

	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2020	$283,217	$25,285,922	$25,569,139

Sale of Units (including transfers)	7,000	-	7,000
Redemption of Units (including transfers)	(90,800)	(6,236,203)	(6,327,003)
Net increase/(decrease) in Owners’
Capital resulting from operations	15,105	1,075,449	1,090,554
		.
Owners’ Capital, December 31, 2021	$214,522	$20,125,168	$20,339,690

Redemption of Units (including transfers)	(59,300)	(4,363,132)	(4,422,432)
Net increase/(decrease) in Owners’
Capital resulting from operations	66,448	5,682,553	5,749,001

Owners’ Capital, December 31, 2022	$221,670	$21,444,589	$21,666,259

Redemption of Units (including transfers)	(41,850)	(3,999,251)	(4,041,101)
Net increase/(decrease) in Owners’
Capital resulting from operations	(61,532)	(6,395,691)	(6,457,223)

Owners’ Capital, December 31, 2023	$118,288	$11,049,647	$11,167,935

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds
Combined Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023, 2022, and 2021

	2023	2022	2021

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(6,457,223)	$5,749,001	$1,090,554
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	16,104	13,166	85,604
Net change in ownership allocation of U.S. Treasury Securities	(26,169)	(15,849)	(16,260)
Net unrealized (gain)/loss on private investment companies	6,248,287	(4,643,860)	(511,420)
Net realized (gain)/loss on private investment companies	(1,183,455)	(2,137,393)	(1,417,718)
Net unrealized (gain)/loss on U.S. Treasury securities	295	(1,166)	866
Net realized (gain)/loss on U.S. Treasuries securities	25,553	62,411	34,992
(Purchases) sales of:
(Purchases) of U.S. Treasury securities	(1,126,364)	(3,152,834)	(2,415,391)
Sales of U.S. Treasury securities	1,462,386	2,847,509	4,526,234
(Purchases) of Private Investment Companies	(3,542,791)	(17,491,552)	(6,734,082)
Sales of Private Investment Companies	9,378,323	22,427,541	12,157,468
U.S. Treasury interest and premium paid/amortized	15,880	10,897	11,678
Increase and/or decrease in:
Receivable from futures commission merchants	(449,143)	498,121	(584,389)
Interest receivable	7,056	(6,672)	42,550
Redemptions receivable from private investment companies	-	-	181,323
Incentive fees payable to Managing Owner	-	(54,010)	54,702
Management fees payable to Managing Owner, net of change in receivable	867	142	(7,423)
Interest payable to Managing Owner	(1,251)	1,736	(393)
Trading fees payable to Managing Owner	(39,145)	12,104	(10,700)
Service fees payable to Managing Owner	(16,502)	1,513	(4,786)
Risk analysis fees payable	865	62	867
Subscriptions in advance for service fee rebates	23,673	36,514	34,847
Other liabilities	(11,893)	(3,007)	1,033

Net cash provided by operating activities	4,325,353	4,154,374	6,520,156
Cash Flows from Financing Activities:

Proceeds from sale of capital	-	-	7,000
Payment for redemption of capital	(4,041,101)	(4,422,432)	(6,327,004)
Redemptions payable	(42,853)	(481)	30,114

Net cash used in financing activities	(4,083,954)	(4,422,913)	(6,289,890)

Net increase (decrease) in cash and cash equivalents	241,399	(268,539)	230,266

Cash and cash equivalents, beginning of year	430,193	698,732	468,466
Cash and cash equivalents, end of year	$671,592	$430,193	$698,732

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

As of December 31, 2023, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into two separate Classes—Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund and Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Global Fund, separates Units into two separate Classes—Class 1 and Class 2. The Trust, with respect to the Frontier Balanced Fund, separates Units into five separate Classes—Class 1, Class 1AP, Class 2, Class 2a and Class 3a. The Trust, with respect to the Frontier Long/Short Commodity Fund, separates Units into four separate Classes—Class 2, Class 2a, Class 3 and Class 3a.

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

Use of Estimates— The preparation of combined consolidated financial statements in conformity with GAAP may require the Managing Owner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The valuation of swap contracts requires significant estimates as well as the valuation of certain other investments. Please refer to Note 3 for discussion of valuation methodology. Actual results could differ from these estimates and such differences could be material.

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

U.S. Treasury Securities— U.S. Treasury Securities are reported at fair value as Level 1 inputs under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Trust values U.S. Treasury Securities at fair value and records the daily change in value in the consolidated statements of operations as net unrealized gain/(loss) on U.S. Treasury securities. Accrued interest is reported on the combined consolidated statements of financial condition as interest receivable.

Receivable from Futures Commission Merchants—The Trust deposits assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2023 and December 31, 2022 included restricted cash for margin requirements of $769,384 and $320,241 for the Frontier Balanced Fund.

Investment Transactions— Futures, options on futures, forward and swap contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are settled. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the combined consolidated statements of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with FASB ASC 210, Balance Sheet (“ASC 210”) and Accounting Standards Update (ASU) 2013-01, Balance Sheet (Topic 210).

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

Foreign Currency Transactions— The Series of the Trust’s functional currency is the U.S. dollar; however, they transact business in currencies other than the U.S. dollar. The Series of the Trust do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized or unrealized gain or loss from investments.

Allocation of Earnings— Each Series of the Trust may maintain three to seven classes of Units—Class 1, Class 2, Class 3, Class 1a, Class 2a Class 3a and Class 1AP. All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that fees charged to a Class or Series differ as described below. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading gains and losses of each Series are allocated daily to Class 1, Class 1a, Class 2, Class 2a, Class 3, Class 3a and Class 1AP Units based on each Class’s respective owners’ capital balances as applicable to the classes maintained by the Series.

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

Income Taxes— The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the combined consolidated financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the year ended December 31, 2023.

The 2020 through 2023 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2023, 2022 and 2021, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2021 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $733,996 and $710,323 as of December 31, 2023 and December 31, 2022, respectively.

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

The following table summarizes the instruments that comprise the Trust’s financial asset portfolio, in aggregate, measured at fair value on a recurring basis as of December 31, 2023 and 2022, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$(14,434)	$-	$-	$(14,434)
U.S. Treasury Securities	37,939	-	-	37,939

December 31, 2022	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$1,670	$-	$-	$1,670
U.S. Treasury Securities	389,520	-	-	389,520

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

Service Fees— In addition, with respect to Class 1 and Class 1a Units of each Series of the Trust, as applicable, the Series pays monthly or quarterly to the Managing Owner a service fee of up to 3% and 2% annually, for the closed Series and open Series, respectively, which the Managing Owner pays to selling agents of the Trust. With respect to Class 2 Units of each Series of the Trust, as applicable, the Series pays monthly or quarterly to the Managing Owner a service fee of up to 0.25% annually, for the closed Series and open Series, respectively, which the Managing Owner pays to selling agents of the Trust.

As of December 31, 2023, the Trust had a payable to the Managing Owner in the amounts of $692, $2,440, $2,199, $43,957 and $16,930 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2022, the Trust had a payable to the Managing Owner in the amounts of $692, $1,573, $3,450, $83,102 and $33,432 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2021, the Trust had a payable to the Managing Owner in the amounts of $54,702, $1,413, $1,714, $70,998 and $31,919 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the year ended December 31, 2023, the Managing Owner earned $(5,126), $16,237, $311,369 and $700,937 for incentive fees (rebate), management fees, service fees, and trading fees, respectively.

For the year ended December 31, 2022, the Managing Owner earned $199,276, $18,115, $494,806 and $1,044,671 for incentive fees, management fees, service fees, and trading fees, respectively.

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

During the years ended December 31, 2023, 2022 and 2021, the Trust paid $23,487, $31,925, and $22,353, respectively, of such interest income to the Managing Owner. Such amounts are not included in the consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the consolidated statements of operations.

7. Financial Highlights

The following information presents the financial highlights of the Trust for the years ended December 31, 2023, 2022 and 2021. This data has been derived from the information presented in the combined consolidated financial statements.

	2023	2022	2021

Ratios to average net assets (1)
Net investment income/(loss) (1)	-6.37%	-7.17%	-6.69%
Expenses before incentive fees (rebate) (3)	-6.50%	-6.40%	-6.06%
Expenses after incentive fees (rebate) (3)	-6.47%	-7.21%	-6.74%

Total return before incentive fees (rebate) (2)	-40.44%	24.27%	5.32%
Total return after incentive fees (rebate) (2)	-40.41%	23.46%	4.65%

(1)	Annualized with the exception of incentive fees.

(2)	Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Consolidated Statements of Operations of the Trust. See footnote 6.

The Trust financial highlights are calculated based upon the Trust’s combined consolidated financial statements. The combined consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

8. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of December 31, 2023 and December 31, 2022 is included in the combined consolidated condensed schedules of investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts. There are embedded management fees in transacting these swaps ranging from 1% to 1.5% based on fair value of swaps and the embedded incentive fees ranging from 15% to 25% based on net new trading profits on swaps.

For the years ended December 31, 2023, 2022, and 2021, the monthly average of futures, forwards and options contracts bought was approximately 324, 296, and 652 respectively and the monthly average of futures, forwards, and options contracts sold was approximately 323, 295, and 654, respectively.

The following tables summarize the trading revenues for the years ended December 31, 2023, 2022, and 2021 by contract type:

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2023

Type of contract	Frontier Balanced Fund

Agriculturals	$128,298
Currencies	(137,759)
Energies	1,270
Interest rates	(103,008)
Metals	20,799
Stock indices	(231,826)
Realized trading income/(loss)(1)	$(322,226)

(1)	Amounts recorded in the combined consolidated statements of operations under Net realized gain(loss) on futures forwards and options.

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2023

Type of contract	Frontier Balanced Fund

Agriculturals	$2,242
Currencies	501
Interest rates	9,393
Metals	(28,346)
Stock indices	106
Change in unrealized trading income/(loss)(1)	$(16,104)

(1)	Amounts recorded in the combined consolidated Statements of operations under Net change in open trade equity/(deficit).

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2022

Type of contract	Frontier Balanced Fund

Agriculturals	$187,295
Currencies	(252,215)
Energies	47,945
Interest rates	(108,413)
Metals	98,894
Stock indices	13,328
Change in unrealized trading income/(loss)(1)	$(13,166)

(1)	Amounts recorded in the combined consolidated Statements of operations under Net change in open trade equity/(deficit).

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2021

Type of contract

Metals	$(13,842)
Currencies	11,977
Energies	(14,160)
Interest rates	(37,684)
Agriculturals	(28,136)
Stock indices	(7,461)
Change in unrealized trading income/(loss)(1)	$(89,306)

(1)	Amounts recorded in the combined consolidated statements of operations under Net change in open trade equity/(deficit).

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the combined consolidated statements of financial condition as of December 31, 2023 and 2022:

As of December 31, 2023

	Gross Amounts of recognized Derivative Assets/Liabilities	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Frontier Balanced Fund
Open Trade Equity/(Deficit)	$14,434	$(28,868)	$(14,434)

As of December 31, 2022

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Frontier Balanced Fund
Open Trade Equity/(Deficit)	$3,438	$(1,768)	$1,670

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

From January 1, 2024 through March 26, 2024, the Trust paid $689,390 in redemptions.

INDEPENDENT AUDITORS’ REPORT

To the Executive Committee of Frontier Funds

Opinion

We have audited the accompanying financial statements of Frontier Trading Company I, LLC and Frontier Trading Company XXXVIII, LLC (collectively, the “Trading Companies”), which comprise the statements of financial condition, including the condensed schedules of investments, as of December 31, 2023 and 2022, the related statements of operations, changes in members’ equity and cash flows for the years ended December 31, 2023, 2022, and 2021, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Trading Companies as of December 31, 2023 and 2022, and the results of their operations and their cash flows for the years ended December 31, 2023, 2022, and 2021, in accordance with accounting principles generally accepted in the United States of America.

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

In preparing the financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Trading Companies’ ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued.

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

/s/ Spicer Jeffries LLP

Denver, Colorado

April 1, 2024

The Trading Companies of the Frontier Funds

Statements of Financial Condition

December 31, 2023 and 2022

	Frontier Trading
	Company I, LLC
	12/31/2023	12/31/2022
ASSETS

Receivable from futures commission merchants	$769,384	$320,241
Open trade equity, at fair value	-	1,670
Total Assets	$769,384	$321,911

LIABILITIES & MEMBERS’ EQUITY

LIABILITIES
Risk analysis fee payable	$11,307	$10,442
Open trade deficit, at fair value	14,434	-
Total Liabilities	25,741	10,442
MEMBERS’ EQUITY (Net Asset Value)	743,643	311,469
Total Liabilities and Members’ Equity	$769,384	$321,911

	Frontier Trading
	Company XXXVIII LLC
	12/31/2023	12/31/2022
ASSETS

Investments in private investment companies, at fair value	$226,291	$264,652
Total Assets	$226,291	$264,652

LIABILITIES & MEMBERS’ EQUITY

LIABILITIES
Advance on unrealized swap appreciations	$-	$-
Total Liabilities	-	-
MEMBERS’ EQUITY (Net Asset Value)	226,291	264,652
Total Liabilities and Members’ Equity	$226,291	$264,652

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Funds

Condensed Schedules of Investments

December 31, 2023

	Frontier Trading		Frontier Trading
	Company I LLC		Company XXXVIII LLC
		% of Total Capital		% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)
SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	(14,434)	-1.94%	-	0.00%
Total Short Futures Contracts	$(14,434)	-1.94%	$-	0.00%
Total Open Trade Equity (Deficit)	$(14,434)	-1.94%	$-	0.00%
PRIVATE INVESTMENT COMPANIES
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	$-	0.00%	226,291	100.00%
Total Private Investment Companies	$-	0.00%	$226,291	100.00%

The Trading Companies of the Frontier Funds

Condensed Schedules of Investments

December 31, 2022

	Frontier Trading		Frontier Trading
	Company I LLC		Company XXXVIII LLC
		% of Total Capital		% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)
LONG FUTURES CONTRACTS *
Various agriculture futures contracts (U.S.)	$1,590	0.51%	-	0.00%
Various base metals futures contracts (U.S.)	897	0.29%	-	0.00%
Various currency futures contracts (U.S.)	(230)	-1.19%	-	0.00%
Total Long Futures Contracts	$2,257	-0.39%	$-	0.00%
SHORT FUTURES CONTRACTS *
Various agriculture futures contracts (Europe)	$(227)	-0.07%	-	0.00%
Various currency futures contracts (Europe)	67	0.02%	-	0.00%
Various currency futures contracts (Far East)	(55)	-0.02%	-	0.00%
Various currency futures contracts (U.S.)	(216)	-0.07%	-	0.00%
Various interest rates futures contracts (U.S.)	(50)	-0.02%	-	0.00%
Various stock index futures contracts (Far East)	(106)	-0.03%	-	0.00%
Total Short Futures Contracts	$(587)	-0.19%	$-	0.00%
Total Open Trade Equity (Deficit)	$1,670	-0.58%	$-	0.00%
PRIVATE INVESTMENT COMPANIES
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	$-	0.00%	264,652	100.00%
Total Private Investment Companies	$-	0.00%	$264,652	100.00%

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Funds

Statements of Operations

For The Years Ended December 31, 2023, 2022 and 2021

	Frontier Trading
	Company I, LLC
	12/31/2023	12/31/2022	12/31/2021
Investment Income:
Interest-net	$4,074	$(2,319)	$(213)

Total Income	4,074	(2,319)	(213)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	(322,226)	807,627	872,698
Net change in open trade equity	(16,104)	(13,166)	(89,306)
Risk analysis fees	(6,391)	(5,434)	(5,532)
Trading commissions	(16,810)	(13,009)	(15,423)

Net gain/(loss) on investments	(361,531)	776,018	762,437

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$(357,457)	$773,699	$762,224

	Frontier Trading
	Company XXXVIII, LLC
	12/31/2023	12/31/2022	12/31/2021
Investment Income:
Interest-net	$-	$-	$-

Total Income	-	-	-

Realized and unrealized gain (loss) on investments:
Net unrealized gain/(loss) on private investment companies	(38,361)	134,657	40,965

Net gain/(loss) on investments	(38,361)	134,657	40,965

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$(38,361)	$134,657	$40,965

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Funds

Statements of Changes in Members’ Equity

For the Years Ended December 31, 2023, 2022, 2021

Frontier Trading
Company I LLC
Members’ Equity, December 31, 2020	$324,900

Capital Contributed	825,630
Capital Distributed	(1,089,936)
Net Increase (decrease) in Members’ Equity Resulting From Operations	762,224

Members’ Equity, December 31, 2021	$822,818

Capital Contributed	450,000
Capital Distributed	(1,735,048)
Net Increase (decrease) in Members’ Equity Resulting From Operations	773,699

Members’ Equity, December 31, 2022	$311,469

Capital Contributed	805,000
Capital Distributed	(15,369)
Net Increase (decrease) in Members’ Equity Resulting From Operations	(357,457)

Members’ Equity, December 31, 2023	$743,643

Frontier Trading
Company XXXVIII, LLC
Members’ Equity, December 31, 2020	$89,030

Capital Contributed	-
Capital Distributed	-
Net Increase (decrease) in Members’ Equity Resulting From Operations	40,965

Members’ Equity, December 31, 2021	$129,995

Capital Contributed	-
Capital Distributed	-
Net Increase (decrease) in Members’ Equity Resulting From Operations	134,657

Members’ Equity, December 31, 2022	$264,652

Capital Contributed	-
Capital Distributed	-
Net Increase (decrease) in Members’ Equity Resulting From Operations	(38,361)

Members’ Equity, December 31, 2023	$226,291

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Cash Flows

For the Years Ended December 31, 2023, 2022 and 2021

	Frontier Trading
	Company I, LLC
	2023	2022	2021
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$(357,457)	$773,699	$762,224
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	(449,143)	498,121	(584,389)
Decrease (increase) in open trade equity (deficit), at fair value	16,104	13,166	85,604
(Decrease) increase in risk analysis fee payable	865	62	867
Net cash provided by (used in) operating activities	(789,631)	1,285,048	264,306

Cash Flows from Financing Activities
Capital Contributed	805,000	450,000	825,630
Capital Distributed	(15,369)	(1,735,048)	(1,089,936)

Net cash provided by (used in) financing activities	789,631	(1,285,048)	(264,306)

Net change in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of year	$-	$-	$-
Cash and cash equivalents, end of year	$-	$-	$-

Frontier Trading
Company XXXVIII, LLC
	2023	2022	2021
Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$(38,361)	$134,657	$40,965
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
(Decrease) increase in swap collateral	-	-	-
Net unrealized (gain) loss on swap contracts	-	-	-
Net unrealized (gain) loss in Investments in private investment companies	38,361	(134,657)	(40,965)
Net cash provided by (used in) operating activities	-	-	-

Cash Flows from Financing Activities
Capital Distributed	-	-	-

Net cash provided by (used in) financing activities	-	-	-

Net change in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of year	$-	$-	$-
Cash and cash equivalents, end of year	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Funds

Notes to Financial Statements

1.	Organization and Purpose

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

Receivable from Futures Commission Merchants—The Trading Companies deposit assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trading Companies earn interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2023 and December 31, 2022 included restricted cash for margin requirements of $769,384 and $321,911 for the Frontier Trading Company I LLC.

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

Income Taxes—The Trading Companies apply the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trading Companies’ financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trading Company level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Management has concluded there is no tax expense, interest or penalties to be recorded by the Trading Companies. The 2020 through 2023 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

The following table summarizes the instruments that comprise the Trading Companies financial asset portfolio measured at fair value on a recurring basis as of December 31, 2023 and 2022, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2023	Practical Expedient	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Trading Company I LLC
Open Trade Equity (Deficit)	$-	$(14,434)	$-	$-	$(14,434)
Frontier Trading Company XXXVIII, LLC
Private Investment Companies	226,291	-	-	-	226,291

December 31, 2022	Practical Expedient	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Trading Company I LLC
Open Trade Equity (Deficit)	$-	$1,670	$-	$-	$1,670
Frontier Trading Company XXXVIII, LLC
Private Investment Companies	264,652	-	-	-	264,652

The Trading Companies assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trading Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the years ended December 31, 2023, 2022 and 2021, the Trading Companies did not transfer any assets between Level 1, Level 2 or Level 3.

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

5.	Financial Highlights

The following information presents the financial highlights of the Trading Companies for the years ended December 31, 2023, 2022, and 2021.

	Frontier Trading			Frontier Trading
	Company I LLC			Company XXXVIII, LLC
	12/31/2023	12/31/2022	12/31/2021	12/31/2023	12/31/2022	12/31/2021
Net Investment Gain	0.70%	-0.39%	-0.04%	0.00%	0.00%	0.00%

Total Return	-50.46%	360.75%	306.85%	-14.50%	103.59%	46.01%

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

As of December 31, 2023, Frontier Trading Company XXXVIII, LLC’s investment into Galaxy Plus Fund – Quest FIT Feeder Fund (535) LLC had a fair value of $226,691. For the year ended December 31, 2023, Galaxy Plus Fund – Quest FIT Feeder Fund (535) LLC incurred $0 in trading commissions and had $4,538 and $17,682 in realized and unrealized trading gains, respectively, for a net loss of $38,361. Galaxy Plus Fund – Quest FIT Feeder Fund (535) LLC allows for daily redemptions upon 24 hours written notice. There are no liquidity restrictions.

7.	Derivative Instruments and Hedging Activities

The Trading Companies’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trading Companies do not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trading Companies’ derivatives by instrument types as of December 31, 2023 and 2022 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trading Companies’ positions in swap contracts. The following tables summarize the monthly averages of futures contracts bought and sold for each respective Trading Company:

For the Year Ended December 31, 2023

Monthly average contracts:
	Bought	Sold
Frontier Trading Company I LLC	324	323

For the Year Ended December 31, 2022

Monthly average contracts:
	Bought	Sold
Frontier Trading Company I LLC	296	295

For the Year Ended December 31, 2021

Monthly average contracts:
	Bought	Sold
Frontier Trading Company I LLC	652	654

The following tables summarize the trading revenues for the years ended December 31, 2023, 2022, and 2021, approximately by sector:

Realized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2023.

Frontier Trading Company I LLC
Type of contract
Agriculturals	$128,298
Currencies	(137,759)
Energies	1,270
Interest rates	(103,008)
Metals	20,799
Stock indices	(231,826)
Realized trading income/(loss)(1)	$(322,226)

Realized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2022.

Frontier Trading Company I LLC
Type of contract
Agriculturals	$(385,424)
Currencies	683,628
Energies	94,910
Interest rates	230,542
Metals	(115,239)
Stock indices	299,210
Realized trading income/(loss)(1)	$807,627

Realized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2021.

Frontier Trading Company I LLC
Type of contract
Agriculturals	$191,851
Currencies	96,075
Energies	148,710
Interest rates	108,590
Metals	123,350
Stock indices	204,122
Realized trading income/(loss)(1)	$872,698

(1)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures forwards and options.

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2023

Frontier Trading Company I LLC
Type of contract
Metals	$(28,346)
Currencies	501
Energies	-
Agriculturals	2,242
Interest rates	9,393
Stock indices	106
Change in unrealized trading income/(loss)(1)	$(16,104)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2022

Frontier Trading Company I LLC
Type of contract
Metals	$98,894
Currencies	(252,215)
Energies	47,945
Agriculturals	187,295
Interest rates	(108,413)
Stock indices	13,328
Change in unrealized trading income/(loss)(1)	$(13,166)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2021

Frontier Trading Company I LLC
Type of contract
Metals	$(28,136)
Currencies	11,977
Energies	(14,160)
Agriculturals	(13,842)
Interest rates	(37,684)
Stock indices	(7,461)
Change in unrealized trading income/(loss)(1)	$(89,306)

(1)	Amounts recorded in the consolidated statements of operations under net change in open trade equity/(deficit)

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of December 31, 2023 and December 31, 2022.

As of December 31, 2023

	Gross Amounts of recognized Assets	Gross Amounts of recognized Liabilities	Net Amounts of Assets and Liabilities Presented in the Statements of Financial Condition
Frontier Trading Company I, LLC
Open Trade Equity/(Deficit)	$14,434	$(28,868)	$(14,434)

As of December 31, 2022

	Gross Amounts of recognized Assets	Gross Amounts of recognized Liabilities	Net Amounts of Assets and Liabilities Presented in the Statements of Financial Condition
Frontier Trading Company I, LLC
Open Trade Equity/(Deficit)	$3,438	$(1,768)	$1,670

8.	Trading Activities and Related Risks

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

Effective January 11, 2024, Horizon3 Investment Management LLP, previously accessed through Frontier Trading Company I LLC, was changed to be accessed through the Galaxy Plus Fund-Horizon3 Feeder Fund (577) LLC. The trading strategy remains the same.

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2023

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC, Galaxy Plus Fund - FORT Contrarian Feeder Fund (510) LLC, Galaxy Plus Fund - Quest Feeder Fund (517) LLC, Galaxy Plus Fund - LRR Feeder Fund (522) LLC, Galaxy Plus Fund - QIM Feeder Fund (526) LLC, Galaxy Plus Fund - Aspect Feeder Fund (532) LLC, Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC and Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC (collectively, the Funds), which comprise the statements of financial condition as of December 31, 2023, the related statements of operations and changes in members’ equity for the year then ended, and the related notes to the financial statements (collectively, the financial statements).

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Funds as of December 31, 2023, and the results of their operations and changes in members’ equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

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

March 25, 2024

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Statements of Financial Condition
December 31, 2023
(Expressed in U.S. Dollars)

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	507 Series	510 Series	517 Series	522 Series	526 Series	532 Series	538 Series	550 Series
Assets

Investment in Master Fund - at fair value	$1,228,044	$462,417	$1,582,555	$337,351	$632,298	$4,365,549	$1,782,221	$152,558
Receivable from Master Fund	-	-	-	-	17,730	-	-	-
Cash	91,436	33,716	91,225	33,223	13,876	117,605	64,051	54,466
Prepaid sponsor fees	-	-	-	2,934	-	-	-	-
Total assets	$1,319,480	$496,133	$1,673,780	$373,508	$663,904	$4,483,154	$1,846,272	$207,024

Liabilities and members’ equity

Payable to Master Fund	$84,753	$35,086	$91,115	$37,176	$-	$68,854	$58,331	$54,970
Subscriptions received in advance	-	-	-	-	7,122	-	-	-
Accrued management fees	6,750	1,003	4,232	3,678	1,408	23,456	3,179	2,748
Accrued incentive fees	1,339	-	111	1,051	26,289	25,432	1,244	-
Accrued sponsor fees	177	672	1,134	-	773	4,784	949	710
Total liabilities	93,019	36,761	96,592	41,905	35,592	122,526	63,703	58,428
Members’ equity	1,226,461	459,372	1,577,188	331,603	628,312	4,360,628	1,782,569	148,596
Total liabilities and members’ equity	$1,319,480	$496,133	$1,673,780	$373,508	$663,904	$4,483,154	$1,846,272	$207,024

See notes to financial statements.

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Statements of Operations
For the year ended December 31, 2023
(Expressed in U.S. Dollars)

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	507 Series	510 Series	517 Series	522 Series	526 Series	532 Series	538 Series	550 Series
Net investment income (loss) allocated from Master Fund:
Interest income	$27,187	$19,865	$74,372	$14,074	$52,408	$287,747	$103,607	$8,967
Interest expense	(9,760)	(4,436)	(11,703)	-	-	(22,598)	-	-
Other expenses	(48)	(478)	(1,408)	(1,501)	(1,411)	(1,472)	(1,459)	(1,915)
Net investment income (loss) allocated from Master Fund	17,379	14,951	61,261	12,573	50,997	263,677	102,148	7,052
Fund expenses:
Operating expenses	956	376	1,766	1,746	1,909	2,145	1,885	2,119
Professional fees	17,593	18,982	19,188	18,812	18,879	23,257	19,138	18,999
Management fees	78,461	11,796	30,727	54,186	35,062	411,809	93,164	26,494
Incentive fees	-	-	-	1,051	-	-	-	-
Sponsor fees	18,517	4,099	10,592	3,289	11,618	48,019	11,339	2,081
Total fund expenses	115,527	35,253	62,273	79,084	67,468	485,230	125,526	49,693
Total net investment income (loss)	(98,148)	(20,302)	(1,012)	(66,511)	(16,471)	(221,553)	(23,378)	(42,641)
Realized and unrealized gain (loss) on investments and foreign currency transactions allocated from Master Fund:
Net realized gain (loss) from investments and foreign currency transactions	(328,448)	2,135	(513,500)	27,713	(1,132,763)	(892,306)	(1,548,220)	(90,057)
Net change in unrealized appreciation (depreciation) on investments	(182,905)	(29,697)	(31,962)	(66,703)	119,795	(142,215)	189,643	(12,884)
Net realized and unrealized gain (loss) on investments and foreign currency transactions allocated from investment in Master Fund	(511,353)	(27,562)	(545,462)	(38,990)	(1,012,968)	(1,034,521)	(1,358,577)	(102,941)
Net increase (decrease) in members’ equity resulting from operations	$(609,501)	$(47,864)	$(546,474)	$(105,501)	$(1,029,439)	$(1,256,074)	$(1,381,955)	$(145,582)

See notes to financial statements.

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Statements of Changes in Members’ Equity
For the year ended December 31, 2023
(Expressed in U.S. Dollars)

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	507 Series	510 Series	517 Series	522 Series	526 Series	532 Series	538 Series	550 Series
Increase (decrease) in members’ equity from operations:
Total net investment income (loss)	$(98,148)	$(20,302)	$(1,012)	$(66,511)	$(16,471)	$(221,553)	$(23,378)	$(42,641)
Net realized gain (loss) from investments and foreign currency transactions	(328,448)	2,135	(513,500)	27,713	(1,132,763)	(892,306)	(1,548,220)	(90,057)
Net change in unrealized appreciation (depreciation) on investments	(182,905)	(29,697)	(31,962)	(66,703)	119,795	(142,215)	189,643	(12,884)
Net increase (decrease) in members’ equity from operations	(609,501)	(47,864)	(546,474)	(105,501)	(1,029,439)	(1,256,074)	(1,381,955)	(145,582)

Increase (decrease) in members’ equity from capital transactions:
Proceeds from issuance of capital	288,328	123,849	127,648	25,486	557,438	1,379,647	789,093	83,556
Payments for redemption of capital	(845,616)	(206,832)	(417,171)	(162,727)	(1,156,926)	(4,058,850)	(2,343,348)	(145,885)
Net increase (decrease) in members’ equity from capital transactions	(557,288)	(82,983)	(289,523)	(137,241)	(599,488)	(2,679,203)	(1,554,255)	(62,329)

Total net increase (decrease) in members’ equity	(1,166,789)	(130,847)	(835,997)	(242,742)	(1,628,927)	(3,935,277)	(2,936,210)	(207,911)

Members’ equity, beginning of the year	2,393,250	590,219	2,413,185	574,345	2,257,239	8,295,905	4,718,779	356,507
Members’ equity, end of the year	$1,226,461	$459,372	$1,577,188	$331,603	$628,312	$4,360,628	$1,782,569	$148,596

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

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Notes to Financial Statements

During 2023, the Onshore Platform consisted, in part, of the Funds described below. The Funds listed, herein, contain Class EF interest. That interest was created specifically for a strategic investor (see Note 3). The Funds are considered significant subsidiaries of that strategic investor under the SEC’s Regulation S-X 3-09. The financial statements for each of the Master Funds referenced below are attached to this report and should be read in conjunction with each Fund’s financial statements.

Galaxy Plus Fund – Quantica Managed Futures Feeder Fund (507) LLC (“507”) – On its inception date, April 20, 2015, 507 invested its assets in Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC, a Delaware limited liability company. As of December 31, 2023, 507 owned 87.20% of its Master Fund.

Galaxy Plus Fund – FORT Contrarian Feeder Fund (510) LLC (“510”) – On its inception date, August 6, 2015, 510 invested its assets in Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC, a Delaware limited liability company. As of December 31, 2023, 510 owned 100% of its Master Fund.

Galaxy Plus Fund – Quest Feeder Fund (517) LLC (“517”) – On its inception date, June 29, 2016, 517 invested its assets in Galaxy Plus Fund – Quest Master Fund (517) LLC, a Delaware limited liability company. As of December 31, 2023, 517 owned 100% of its Master Fund.

Galaxy Plus Fund – LRR Feeder Fund (522) LLC (“522”) – On its inception date, April 28, 2016, 522 invested its assets in Galaxy Plus Fund – LRR Master Fund (522) LLC, a Delaware limited liability company. As of December 31, 2023, 522 owned 100% of its Master Fund.

Galaxy Plus Fund – QIM Feeder Fund (526) LLC (“526”) – On its inception date, June 22, 2016, 526 invested its assets in Galaxy Plus Fund – QIM Master Fund (526) LLC, a Delaware limited liability company. As of December 31, 2023, 526 owned 100% of its Master Fund.

Galaxy Plus Fund – Aspect Feeder Fund (532) LLC (“532”) – On its inception date, December 16, 2016, 532 invested its assets in Galaxy Plus Fund – Aspect Master Fund (532) LLC, a Delaware limited liability company. As of December 31, 2023, 532 owned 100% of its Master Fund.

Galaxy Plus Fund – Welton GDP Feeder Fund (538) LLC (“538”) – On its inception date, March 28, 2017, 538 invested its assets in Galaxy Plus Fund – Welton GDP Master Fund (538) LLC, a Delaware limited liability company. As of December 31, 2023, 538 owned 100% of its Master Fund.

Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC (“550”) – On its inception date, September 9, 2020, 550 invested its assets in Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC, a Delaware limited liability company. As of December 31, 2023, 550 owned 100% of its Master Fund.

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

Income taxes: The Onshore Platform evaluates tax positions taken or expected to be taken to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. For tax positions meeting the “more-likely-than-not” threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that had a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Funds have determined that there is no tax liability resulting from uncertain income tax positions taken or expect to be taken with respect to all open tax years. No income tax returns are currently under examination. The Funds’ U.S. Federal tax returns generally remain open for three years after the filling.

The Funds are treated as partnerships for U.S. Federal income tax purposes and, as such, are generally not subject to U.S. Federal, state or local income taxes. The members of the Funds are liable for their share of all U.S. Federal, state, and local taxes, if any imposed on the net investment income and realized gains of the Funds.

Indemnifications and litigations: The Sponsor and its affiliates are indemnified against certain liabilities arising out of the performance of their duties for the Onshore Platform. In addition, in the normal course of business, the Onshore Platform enters into contracts with vendors and others that provide for general indemnifications. The Funds’ maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Onshore Platform. However, the Onshore Platform expects the risk of loss to be remote. From time to time, in the normal course of business, the Funds may be threatened with, or named as defendants in, lawsuits, arbitrations, and administrative claims. Any such claims that are decided against the Funds could harm the Funds’ business. The Funds are also subject to periodic regulatory audits and inspections which could result in fines or other disciplinary actions. Unfavorable outcomes in such matters may result in a material impact on the Funds’ financial position or results from operations. As of December 31, 2023, the Sponsor was not aware of any matters that would have a material impact on the Funds’ financial statements.

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

Note 3. Classes of Interest and Series

Four different classes of Interests (“Interests”) are currently offered by each Fund: Class A, Class B, Class C, Class EF, Interests. Each Class is generally subject to different fees. Investors are eligible to receive Class A, Class B or Class C Interests depending on their aggregate Trading Level, as discussed in Note 5, on the Platform.

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

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Notes to Financial Statements

The amount of capital activity by each class of Interest for each Fund for the year ended December 31, 2023, is as follows:

	Galaxy Plus Fund LLC -507	Galaxy Plus Fund LLC -507	Galaxy Plus Fund LLC -510	Galaxy Plus Fund LLC -517	Galaxy Plus Fund LLC -522
	Series	Series	Series	Series	Series
	Class C	Class EF	Class EF	Class EF	Class EF
Subscriptions	$-	$288,328	$123,849	$127,648	$25,486
Redemptions	(38,000)	(807,616)	(206,832)	(417,171)	(162,727)
Total increase (decrease)	$(38,000)	$(519,288)	$(82,983)	$(289,523)	$(137,241)

	Galaxy Plus Fund LLC -526	Galaxy Plus Fund LLC -532	Galaxy Plus Fund LLC -538	Galaxy Plus Fund LLC -550	Galaxy Plus Fund LLC -550
	Series	Series	Series	Series	Series
	Class EF	Class EF	Class EF	Class C	Class EF
Subscriptions	$557,438	$1,379,647	$789,093	$-	$83,556
Redemptions	(1,156,926)	(4,058,850)	(2,343,348)	(100,670)	(45,215)
Total increase (decrease)	$(599,488)	$(2,679,203)	$(1,554,255)	$(100,670)	$38,341

Transfers into and out of a Fund relating to movement from one class of Share to another, change in beneficial ownership, and consolidation to an older series may occur from time to time. Roll-ups are considered transfers for financial reporting purposes. Since the amount of transfers into and out of each Fund offset, such transfers are not shown in the Funds’ Statements of Changes in Members’ Equity. For the year ended December 31, 2023, there were no transfers from one class to another class.

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

Management Fee: Each Advisor earns a management fee (the “Management Fee”) which is calculated and accrued monthly (prorated for partial periods) and payable in arrears as of the last business day of each month. The rate at which the Management Fee is calculated is specific to each Fund and typically ranges from 0% to 3.50% per annum. Each Advisor may enter into fee sharing arrangements with the Sponsor, pursuant to which the Sponsor will receive a portion of the Management Fee to be paid to such advisor. In addition, the Sponsor can enter into agreements with Selling Agents in which the Selling Agent will receive a portion of the Management Fee on assets they introduce to the Funds. The amounts due to the Selling Agents and Sponsor are included in the Management Fee charged to the Funds. During the year ended December 31, 2023, Management Fees paid to Selling Agents and the Sponsor are as follows:

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	507 Series	510 Series	532 Series	538 Series	550 Series
Selling Agent	$3,631	$-	$-	$-	$389
Sponsor	296	809	79	563	501

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

The Trading Advisors may enter into side agreements with various investors changing the management/ incentive fees charged to those investors. Each Advisor may enter into fee sharing agreements with the Sponsor, pursuant to which the Sponsor will receive a portion of the Incentive Fee to be paid to such advisor. The amounts due to the Sponsor are included in the Incentive Fee charged to the Funds. Pursuant to a fee sharing agreement between the Sponsor and the Advisor of 550, the Sponsor of 550 is entitled to Incentive Fees. However, the Sponsor of 550 did not earn any Incentive Fees during the year ended December 31, 2023.

The Sponsor, on behalf of the managing owner of the Class EF members, has entered into separate fee arrangements with the Trading Advisors which results in the managing owner retaining a portion of both the management and incentive fees charged to the Class EF members. During the year ended December 31, 2023, the amount of management fees and incentive fees retained by the managing owner of Class EF members are as follows:

	Galaxy Plus Fund LLC - 507 Series	Galaxy Plus Fund LLC -510 Series	Galaxy Plus Fund LLC - 517 Series	Galaxy Plus Fund LLC - 522 Series
	Class EF	Class EF	Class EF	Class EF
Management fee	$48,500	$1,766	$27,482	$28,530
Incentive fee	-	-	-	-

	Galaxy Plus Fund LLC - 526 Series	Galaxy Plus Fund LLC - 532 Series	Galaxy Plus Fund LLC - 538 Series	Galaxy Plus Fund LLC - 550 Series
	Class EF	Class EF	Class EF	Class EF
Management Fee	$19,262	$312,863	$7,250	$21,778
Incentive Fee	-	-	-	-

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Notes to Financial Statements

The amount of management fees and incentive fees due to the managing owner of the class EF members as of December 31, 2023 are as follows:

	Galaxy Plus Fund LLC - 507 Series	Galaxy Plus Fund LLC - 510 Series	Galaxy Plus Fund LLC - 517 Series	Galaxy Plus Fund LLC - 522 Series
	Class EF	Class EF	Class EF	Class EF
Accrued management fee	$3,535	$124	$2,131	$1,963
Accrued incentive fee	-	-	-	-

	Galaxy Plus Fund LLC - 526 Series	Galaxy Plus Fund LLC - 532 Series	Galaxy Plus Fund LLC - 538 Series	Galaxy Plus Fund LLC - 550 Series
	Class EF	Class EF	Class EF	Class EF
Accrued management fee	$767	$19,633	$465	$1,558
Accrued incentive fee	-	-	-	-

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

Sales Commission: Class A, B and C Interests are subject to monthly ongoing sales commissions (“Sales Commissions”) equal to a percentage (the “Sales Commission Rate”) applicable to each Class of Interest. Sales Commissions are calculated and accrued monthly and payable in arrears as of the last business day of each month. Sales Commissions are pro-rated for partial periods. Sales Commissions are specific to an Investor and are agreed upon between the Investor and Selling Agent prior to making a contribution to the Onshore Platform. The Sales Commission Rate generally ranges between 0%-2% per annum. No sales commissions were charged during the year ended December 31, 2023. Sales commissions are included in the Sponsor Fee totals on the Statements of Operations.

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

Note 6. Financial Instruments with off-balance sheet risk and concentration of credit risk

At December 31, 2023, none of the Funds have direct commitments to buy or sell financial instruments, including derivative instruments. Each Fund does have indirect buy and sell commitments that arise through the positions held by the Master Fund in which each respective Fund invests. However, as an investor in a Master Fund, each Fund’s risk at December 31, 2023, is limited to the fair value of its investment in the Master Fund.

Note 7. Financial highlights

Financial highlights for each Fund and its respective Class(es) for the year ended December 31, 2023 are presented in the table below. The information has been derived from information presented in the financial statements.

	Galaxy Plus Fund LLC - 507 Series	Galaxy Plus Fund LLC - 507 Series	Galaxy Plus Fund LLC - 510 Series	Galaxy Plus Fund LLC - 510 Series	Galaxy Plus Fund LLC - 517 Series
	Class C	Class EF	Class C	Class EF	Class EF
Total return before incentive fee	-30.45%	-30.53%	-17.26%	-11.70%	-23.87%
Incentive fee	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after incentive fee (A)	-30.45%	-30.53%	-17.26%	-11.70%	-23.87%

Ratios to average members’ equity (B):
Expenses excluding incentive fee	9.00%	7.18%	13.79%	6.60%	4.22%
Incentive fee	0.00%	0.00%	0.00%	0.00%	0.00%
Total expenses and incentive fee	9.00%	7.18%	13.79%	6.60%	4.22%

Net investment loss (C)	-7.55%	-5.56%	-6.19%	-3.37%	-0.06%

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Notes to Financial Statements

	Galaxy Plus Fund LLC - 522 Series	Galaxy Plus Fund LLC - 526 Series	Galaxy Plus Fund LLC - 532 Series	Galaxy Plus Fund LLC - 532 Series	Galaxy Plus Fund LLC - 538 Series
	Class EF	Class EF	Class C	Class EF	Class C
Total return before incentive fee	-21.67%	-57.71%	-18.45%	-19.61%	-34.22%
Incentive fee	-0.19%	0.00%	0.00%	0.00%	0.00%
Total return after incentive fee (A)	-21.86%	-57.71%	-18.45%	-19.61%	-34.22%

Ratios to average members’ equity (B):
Expenses excluding incentive fee	18.83%	4.52%	6.07%	8.46%	6.42%
Incentive fee	0.25%	0.00%	0.00%	0.00%	0.00%
Total expenses and incentive fee	19.08%	4.52%	6.07%	8.46%	6.42%

Net investment loss (C)	-15.74%	-1.08%	-1.47%	-3.68%	-3.04%

	Galaxy Plus Fund LLC - 538 Series	Galaxy Plus Fund LLC - 550 Series	Galaxy Plus Fund LLC - 550 Series
	Class EF	Class C	Class EF
Total return before incentive fee	-32.91%	-4.06%	-53.93%
Incentive fee	0.00%	0.00%	0.00%
Total return after incentive fee (A)	-32.91%	-4.06%	-53.93%

Ratios to average members’ equity (B):
Expenses excluding incentive fee	4.41%	4.15%	25.13%
Incentive fee	0.00%	0.00%	0.00%
Total expenses and incentive fee	4.41%	4.15%	25.13%

Net investment loss (C)	-0.79%	-3.71%	-20.68%

(A)	Total return is based on the change in average members’ equity during the period of a theoretical investment made at the inception of the Fund.

(B)	The total expense and net investment income (loss) ratios are computed based upon weighted-average members’ equity as a whole for the year ended December 31, 2023.

(C)	The net investment income (loss) ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each permanent, non-managing class of interest. An individual member’s return and ratios may vary based on different incentive and/or management fee arrangements, and the timing of capital interest transactions.

Note 8. Subsequent events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Funds’ financial statements through March 25, 2024, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Funds’ financial statements through this date.

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC
(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year/period ended December 31, 2023, is accurate and complete.

/s/ David Young
David Young, President

New Hyde Park Alternative Funds, LLC — Sponsor
Galaxy Plus Fund LLC

Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2023

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund — Quantica Managed Futures Master Fund (507) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2023, the related statements of operations and changes in members’ equity for the year then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2023, and the results of its operations and changes in members’ equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

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

March 25, 2024

Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2023

(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$272,072
Restricted cash - margin balance	900,436
Investments in futures contracts, at fair value (represents unrealized appreciation on open derivative contracts, net)	36,282
Receivable from Offshore Feeder Fund	114,692
Receivable from Onshore Feeder Fund	84,753

Total assets	$1,408,235

Liabilities and Members’ Equity

Total liabilities	$-

Members’ equity	1,408,235

Total liabilities and members’ equity	$1,408,235

See notes to financial statements.

Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments

December 31, 2023

(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/ Units	Fair Value	Members’ Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	11	$17,542	1.25%
Currency	29	11,429	0.81
Index	24	27,093	1.92
Interest	8	20,235	1.44
Metals	2	(242)	(0.02)
Foreign:
Futures contracts:
Agriculture	3	10,146	0.72
Index	40	9,668	0.69
Interest[1]	75	99,851	7.09
Metals	33	(4,124)	(0.29)

Total long positions		191,598	13.61

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	19	(4,447)	(0.32)
Currency	9	(3,047)	(0.22)
Energy	8	(29,220)	(2.07)
Index	2	(4,850)	(0.34)
Interest[1]	22	(88,258)	(6.27)
Foreign:
Futures contracts:
Agriculture	11	4,304	0.31
Index	40	(21,674)	(1.54)
Interest	11	(8,653)	(0.61)
Metals	5	529	0.04

Total short positions		(155,316)	(11.02)

Investments in futures contracts, at fair value		$36,282	2.59%

[1]	No individual position is greater than 5% of members’ equity.

See notes to financial statements.

Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC

(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2023

(Expressed in U.S. Dollars)

Investment income:
Interest income	$30,431

Total investment income	30,431

Expenses:
Interest expense	10,945
Other expenses	53

Total expenses	10,998

Net investment income	19,433

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain (loss) from:
Derivative contracts[1]	(380,789)
Foreign currency transactions	13,765
(367,024)

Net increase (decrease) in unrealized appreciation on:
Derivative contracts	(199,121)
(199,121)

Net realized and unrealized loss on investments and foreign currency transactions	(566,145)

Net decrease in members’ equity resulting from operations	$(546,712)

[1]	Includes trading costs.

See notes to financial statements.

Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC

(A Delaware Limited Liability Company)

Statement of Changes in Members’ Equity

For the year ended December 31, 2023

(Expressed in U.S. Dollars)

Changes in members’ equity from operations:
Net investment income	$19,433
Net realized loss from derivative contracts and foreign currency transactions	(367,024)
Net increase (decrease) in unrealized appreciation on derivative contracts	(199,121)

Net decrease in members’ equity resulting from operations	(546,712)

Changes in members’ equity from capital transactions:
Proceeds from issuance of capital	163,516
Payments for redemptions of capital	(846,048)

Net decrease in members’ equity resulting from capital transactions	(682,532)

Total decrease	(1,229,244)

Members’ equity, beginning of year	2,637,479

Members’ equity, end of year	$1,408,235

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $916,202 is held in USD and a balance of $256,306 in foreign currencies as of December 31, 2023, and are recorded in cash and restricted cash – margin balance on the Statement of Financial Condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2023 included restricted cash for margin requirements of $900,436. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2023 included amounts due to the broker for unsettled trades of $0.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2020 through 2023, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statement of Operations. During the year, the Master Fund did not accrue any interest or penalties.

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2023. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2023.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2023. For futures contracts, presentation is gross - as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$37,286	$37,286	$-	$-
Currency	11,429	11,429	-	-
Index	58,472	58,472	-	-
Interest	120,086	120,086	-	-
Metals	14,423	14,423	-	-
Total investment assets at fair value	241,696	241,696	-	-

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(9,741)	(9,741)	-	-
Currency	(3,047)	(3,047)	-	-
Energy	(29,220)	(29,220)	-	-
Index	(48,235)	(48,235)	-	-
Interest	(96,911)	(96,911)	-	-
Metals	(18,260)	(18,260)	-	-
Total investment liabilities at fair value	(205,414)	(205,414)	-	-

Total net investments at fair value	$36,282	$36,282	$-	$-

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2023.

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

Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2023, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	14	$572,083	Agriculture	30	$(619,405)
Currency	29	784,810	Currency	9	(765,075)
Index	64	5,295,033	Energy	8	(384,273)
Interest	83	18,289,499	Index	42	(1,328,597)
Metals	35	1,077,742	Interest	33	(4,293,328)
			Metals	5	(360,159)

During the year ended December 31, 2023, the Master Fund participated in 3,369 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading Gain (Loss)*
Futures contracts:
Agriculture	$168,606
Currency	47,208
Energy	(160,972)
Index	(13,381)
Interest	(386,918)
Metals	(216,004)
Total futures contracts	(561,461)

Trading costs	(18,449)

Total net trading loss	$(579,910)

*	Includes both realized loss of $380,789 and unrealized depreciation of $199,121 and is located in net realized and unrealized loss on investments on the Statement of Operations. Amounts exclude foreign currency transactions.

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

The following tables summarize the Master Fund’s netting arrangements:

			Net Amount of
	Gross	Offset	Assets (Liabilities)
	Amounts of Recognized	in the Statement of	in the Statement of
Description	Assets (Liabilities)	Financial Condition	Financial Condition

Futures contracts	$241,696	$(205,414)	$36,282
Total	$241,696	$(205,414)	$36,282

	Net Amount in the	Cash
	Statement	Collateral
	of Financial	Received by	Net
	Condition	Counterparty	Amount

Counterparty A	$36,282	$900,436	$936,718
Total	$36,282	$900,436	$936,718

Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

As of December 31, 2023, the Master Fund had $114,692 receivable from the Offshore Feeder Fund and $84,753 receivable from the Onshore Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to Feeder Funds are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Note 7. Administrator

Formidium Corp. (the “Administrator”) serves as the Master Fund’s Administrator and performs certain administrative and accounting services on behalf of the Master Fund.

Note 8. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2023 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(25.40)%

Ratios to average members’ equity (B):
Net investment income (C)	1.02%
Total expenses	0.58%

(A)	Total return is based on the change in average members’ equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average members’ equity as a whole for the year ended December 31, 2023.

(C)	The net investment income ratio excludes net realized and unrealized loss on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The negative total return and the net investment income ratio would have been lower, and total expense ratio would have been higher if the management, incentive fees, and sponsor fees, had been charged to the Master Fund instead of the Feeder Funds.

Note 9. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 25, 2024, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2023, is accurate and complete.

/s/ David Young
David Young, President

New Hyde Park Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2023

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund — FORT Contrarian Master Fund (510) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2023, the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2023, and the results of its operations and changes in member’s equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

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

March 25, 2024

Galaxy Plus Fund - FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2023

(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$299,161
Restricted cash - margin balance	128,167
Investments in futures contracts, at fair value (represents unrealized appreciation on open derivative contracts, net)	3
Receivable from Onshore Feeder Fund	35,086

Total assets	$462,417

Liabilities and Member’s Equity

Total liabilities	$-

Member’s equity	462,417

Total liabilities and member’s equity	$462,417

See notes to financial statements.

Galaxy Plus Fund - FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments

December 31, 2023

(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/ Units	Fair Value	Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	1	$-	0.00%
Currency	1	590	0.13
Index	6	15,566	3.37
Interest	5	455	0.10
Foreign:
Futures contracts:
Energy	1	(80)	(0.02)
Index	3	638	0.14
Interest	4	185	0.04

Total long positions		17,354	3.76

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	1	50	0.01
Currency	5	(2,018)	(0.44)
Energy	1	(1,050)	(0.23)
Index	15	(12,800)	(2.77)
Interest	5	(1,081)	(0.23)
Foreign:
Futures contracts:
Index	1	(452)	(0.10)

Total short positions		(17,351)	(3.76)

Investments in futures contracts, at fair value		$3	0.00%

See notes to financial statements.

Galaxy Plus Fund - FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2023

(Expressed in U.S. Dollars)

Investment income:
Interest income	$19,865

Total investment income	19,865

Expenses:
Interest expense	4,436
Other expenses	478

Total expenses	4,914

Net investment income	14,951

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain (loss) from:
Derivative contracts[1]	5,412
Foreign currency transactions	(3,277)
2,135

Net increase (decrease) in unrealized appreciation on:
Derivative contracts	(29,697)
(29,697)

Net realized and unrealized loss on investments and foreign currency transactions	(27,562)

Net decrease in member’s equity resulting from operations	$(12,611)

[1]	Includes trading costs

See notes to financial statements.

Galaxy Plus Fund - FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity

For the year ended December 31, 2023

(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$14,951
Net realized gain from derivative contracts and foreign currency transactions	2,135
Net increase (decrease) in unrealized appreciation on derivative contracts	(29,697)

Net decrease in member’s equity resulting from operations	(12,611)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	101,099
Payments for redemptions of capital	(219,066)

Net decrease in member’s equity resulting from capital transactions	(117,967)

Total decrease	(130,578)

Member’s equity, beginning of year	592,995

Member’s equity, end of year	$462,417

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or Other Master funds. Galaxy Plus Fund – FORT Contrarian Feeder Fund (510) LLC (“LLC510”), a separated series of the Onshore Platform and Galaxy Plus Fund – Fort Contrarian Offshore Feeder Fund (510) Segregated Portfolio (“SPC510”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2023, SPC510 had not yet commenced operations and LLC510 is the sole member.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $431,064 is held in USD and a payable balance of $(3,736) in foreign currencies as of December 31, 2023, and are recorded in cash and restricted cash – margin balance on the Statement of Financial Condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2023 included restricted cash for margin requirements of $128,167. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2023 included amounts due to the broker for unsettled trades of $3,736, which are denominated in foreign currency.

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

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2020 through 2023, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statement of Operations. During the year, the Master Fund did not accrue any interest or penalties.

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2023. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2023.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2023. For futures contracts, presentation is gross - as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$50	$50	$-	$-
Currency	640	640	-	-
Index	16,640	16,640	-	-
Interest	1,159	1,159	-	-

Total investment assets at fair value	18,489	18,489	-	-

Liabilities:
Derivative contracts:
Futures contracts:
Currency	(2,068)	(2,068)	-	-
Energy	(1,130)	(1,130)	-	-
Index	(13,688)	(13,688)	-	-
Interest	(1,600)	(1,600)	-	-

Total investment liabilities at fair value	(18,486)	(18,486)	-	-

Total net investments at fair value	$3	$3	$-	$-

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2023.

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

As of December 31, 2023, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	1	$23,050	Agriculture	1	$(23,563)
Currency	1	29,120	Currency	5	(403,024)
Energy	1	77,040	Energy	1	(25,140)
Index	9	1,634,946	Index	16	(3,646,002)
Interest	9	2,327,305	Interest	5	(1,412,788)

During the year ended December 31, 2023, the Master Fund participated in 3,008 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading Gain (Loss)*
Futures contracts:
Agriculture	$(3,363)
Currency	33,254
Energy	(15,610)
Index	35,758
Interest	(71,567)
Metals	4,700
Total futures contracts	(16,828)

Trading costs	(7,457)

Total net trading loss	$(24,285)

*	Includes both realized gain of $5,412 and unrealized depreciation of $29,697 and is located in net realized and unrealized loss on investments and foreign currency transactions on the Statement of Operations. Amounts exclude foreign currency transactions.

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

The following tables summarize the Master Fund’s netting arrangements:

			Net Amount of
	Gross Amounts of	Offset in the	Assets (Liabilities) in the
	Recognized	Statement of	Statement of
Description	Assets (Liabilities)	Financial Condition	Financial Condition

Futures contracts	$18,489	$(18,486)	$3
Total	$18,489	$(18,486)	$3

	Net Amount in the	Cash
	Statement of	Collateral
	Financial Condition	Received by Counterparty	Net Amount

Counterparty A	$3	$128,167	$128,170
Total	$3	$128,167	$128,170

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

As of December 31, 2023, the Master Fund had $35,086 receivable from the Onshore Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to Feeder Fund are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Note 7. Administrator

Formidium Corp. (the “Administrator”) serves as the Master Fund’s administrator and performs certain administrative and accounting services on behalf of the Master Fund.

Note 8. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2023 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(6.31)%

Ratios to average member’s equity (B):
Net investment income (C)	2.57%
Total expenses	0.84%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2023.

(C)	The net investment income ratio excludes net realized and unrealized loss on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The negative total return and net investment ratio would have been lower, and total expense ratios would have been higher if the management, incentive fees, and sponsor fees, had been charged to the Master Fund instead of the Feeder Fund.

Note 9. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 25, 2024, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of, and for the year ended December 31, 2023 is accurate and complete.

/s/ David Young
David Young, President

New Hyde Park Alternative Funds, LLC — Sponsor
Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

Galaxy Plus Fund – Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2023

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund — Quest Master Fund (517) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2023, the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2023, and the results of its operations and changes in member’s equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

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

March 25, 2024

Galaxy Plus Fund – Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2023
(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$792,927
Restricted cash - margin balance	541,233
Investments in futures contracts, at fair value (represents unrealized appreciation on open derivative contracts, net)	157,280
Receivable from Onshore Feeder Fund	91,115

Total assets	$1,582,555

Liabilities and Member’s Equity

Total liabilities	$-

Member’s equity	1,582,555

Total liabilities and member’s equity	$1,582,555

See notes to financial statements.

Galaxy Plus Fund – Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments
December 31, 2023
(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/ Units	Fair Value	Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	3	$9,909	0.63%
Currency	43	36,996	2.34
Index	20	30,087	1.90
Interest	4	3,187	0.20
Metals	6	6,803	0.43
Foreign:
Futures contracts:
Index	10	13,078	0.83
Interest	36	65,966	4.17

Total long positions		166,026	10.50

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	20	7,213	0.46
Energy	11	(3,820)	(0.24)
Foreign:
Futures contracts:
Energy	2	2,530	0.16
Index	15	(14,669)	(0.93)

Total short positions		(8,746)	(0.55)

Investments in futures contracts, at fair value		$157,280	9.95%

See notes to financial statements.

Galaxy Plus Fund – Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Statement of Operations
For the year ended December 31, 2023
(Expressed in U.S. Dollars)

Investment income:
Interest income	$74,372

Total investment income	74,372

Expenses:
Interest expense	11,703
Other expenses	1,408

Total expenses	13,111

Net investment income	61,261

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized loss from:
Derivative contracts[1]	(513,351)
Foreign currency transactions	(149)
(513,500)

Net increase (decrease) in unrealized appreciation on:
Derivative contracts	(31,962)
(31,962)

Net realized and unrealized loss on investments and foreign currency transactions	(545,462)

Net decrease in member’s equity resulting from operations	$(484,201)

[1]	Includes trading costs.

See notes to financial statements.

Galaxy Plus Fund – Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the year ended December 31, 2023
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$61,261
Net realized loss from derivative contracts and foreign currency transactions	(513,500)
Net increase (decrease) in unrealized appreciation on derivative contracts	(31,962)

Net decrease in member’s equity resulting from operations	(484,201)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	90,926
Payments for redemptions of capital	(445,195)

Net decrease in member’s equity resulting from capital transactions	(354,269)

Total decrease	(838,470)

Member’s equity, beginning of year	2,421,025

Member’s equity, end of year	$1,582,555

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – Quest Feeder Fund (517) (“LLC517”), a separated series of the Onshore Platform and Galaxy Plus Fund – Quest Offshore Feeder Fund (517) Segregated Portfolio (“SPC517”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2023, SPC517 had not yet commenced operations and LLC517 is the sole member.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $1,320,679 is held in USD and $13,481 in foreign currencies as of December 31, 2023, and are recorded in cash and restricted cash – margin balance on the Statement of Financial Condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2023 included restricted cash for margin requirements of $541,233. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2023 included amounts due to the broker for unsettled trades of $0.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2020 through 2023, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statement of Operations. During the year, the Master Fund did not accrue any interest or penalties.

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

Galaxy Plus Fund – Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2023. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

Exchange-traded derivative contracts that are actively traded are valued based on daily quoted settlement prices from the respective exchange and are categorized in Level 1 of the fair value hierarchy. Exchange-traded derivative contracts not actively traded and over-the-counter (OTC) derivative contracts can include futures contracts, option on futures contracts, forward contracts and option contracts whose values are based on an underlying such as interest rates, foreign currencies, credit standing of reference entities, equities or commodities. Such derivative contracts are valued using observable market data, including currency spot rates or quoted prices of the related underlying obtained from the applicable exchange or market. OTC derivative contracts are valued using the above-described pricing methodology and are categorized as Level 2 within the fair value hierarchy.

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2023.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2023. For futures contracts, presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$17,210	$17,210	$-	$-
Currency	37,235	37,235	-	-
Energy	5,080	5,080	-	-
Index	45,720	45,720	-	-
Interest	70,153	70,153	-	-
Metals	9,510	9,510	-	-
Total investment assets at fair value	184,908	184,908	-	-

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(88)	(88)	-	-
Currency	(239)	(239)	-	-
Energy	(6,370)	(6,370)	-	-
Index	(17,224)	(17,224)	-	-
Interest	(1,000)	(1,000)	-	-
Metals	(2,707)	(2,707)	-	-
Total investment liabilities at fair value	(27,628)	(27,628)	-	-

Total net investments at fair value	$157,280	$157,280	$-	$-

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2023.

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

Galaxy Plus Fund – Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2023, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	3	$143,973	Agriculture	20	$(598,377)
Currency	43	3,513,095	Energy	13	(570,150)
Index	30	5,757,267	Index	15	(569,507)
Interest	40	9,043,910
Metals	6	936,495

During the year ended December 31, 2023, the Master Fund participated in 3,845 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading Gain (Loss)*
Futures contracts:
Agriculture	$(110,422)
Currency	100,998
Energy	(161,181)
Index	(14,600)
Interest	(208,871)
Metals	(139,155)
Total futures contracts	(533,231)

Trading costs	(12,082)

Total net trading loss	$(545,313)

*	Includes both realized loss of $513,351 and unrealized depreciation of $31,962 and is located in net realized and unrealized gain (loss) on investments on the Statement of Operations. Amounts exclude foreign currency transactions.

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

The following tables summarize the Master Fund’s netting arrangements:

Description	Gross Amounts of Recognized Assets (Liabilities)	Offset in the Statement of Financial Condition	Net Amount of Assets (Liabilities) in the Statement of Financial Condition
Futures contracts	$184,908	$(27,628)	$157,280
Total	$184,908	$(27,628)	$157,280

	Net amount in the statement of Financial Condition	Cash Collateral Received by Counterparty	Net amount in the Statement of Financial Condition
Counterparty A	$157,280	$541,233	$698,513
Total	$157,280	$541,233	$698,513

Galaxy Plus Fund – Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

As of December 31, 2023, the Master Fund had $91,115 receivable from the Onshore Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to Feeder Fund are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Note 7. Administrator

Formidium Corp. (the “Administrator”) serves as the Master Fund’s administrator and performs certain administrative and accounting services on behalf of the Master Fund.

Note 8. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2023 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(21.16)%

Ratios to average member’s equity (B):
Net investment income (C)	3.42%
Total expenses	0.73%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2023.

(C)	The net investment income ratio excludes net realized and unrealized loss on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The negative total return and the net investment income ratio would have been lower and total expense ratio would have been higher if the management and incentive fees, as well as the sponsor fees, had been charged to the Master Fund instead of the Feeder Fund.

Note 9. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 25, 2024, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2023, is accurate and complete.

/s/ David Young
David Young, President

New Hyde Park Alternative Funds, LLC — Sponsor
Galaxy Plus Fund – Quest Master Fund (517) LLC

Galaxy Plus Fund – LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2023

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund — LRR Master Fund (522) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2023, the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2023, and the results of its operations and changes in member’s equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

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

March 25, 2024

Galaxy Plus Fund - LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2023

(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$297,235
Restricted cash - margin balance	5,390
Receivable from Onshore Feeder Fund	37,176

Total assets	$339,801

Liabilities and Member’s Equity

Deficit in commodity trading accounts at clearing brokers:
Investments in futures contracts, at fair value (represents unrealized depreciation on open derivative contracts, net)	$2,450

Total liabilities	2,450

Member’s equity	337,351

Total liabilities and member’s equity	$339,801

See notes to financial statements.

Galaxy Plus Fund - LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments

December 31, 2023

(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/ Units	Fair Value	Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	14	$(5,950)	(1.76)%

Total long positions		(5,950)	(1.76)

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	14	3,500	1.04

Total short positions		3,500	1.04

Investments in futures contracts, at fair value		$(2,450)	(0.72)%

See notes to financial statements.

Galaxy Plus Fund - LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2023

(Expressed in U.S. Dollars)

Investment income:
Interest income	$14,074

Total investment income	14,074

Expenses:
Other expenses	1,501

Total expenses	1,501

Net investment income	12,573

Realized and unrealized gain (loss) on investments:
Net realized gain from:
Derivative contracts[1]	27,713
27,713

Net (increase) decrease in unrealized depreciation:
Derivative contracts	(66,703)
(66,703)

Net realized and unrealized loss on investments	(38,990)

Net decrease in member’s equity resulting from operations	$(26,417)

[1]	Includes trading costs.

See notes to financial statements.

Galaxy Plus Fund - LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity

For the year ended December 31, 2023

(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$12,573
Net realized gain from derivative contracts	27,713
Net (increase) decrease in unrealized depreciation on derivative contracts	(66,703)

Net decrease in member’s equity resulting from operations	(26,417)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	4,941
Payments for redemptions of capital	(233,616)

Net decrease in member’s equity resulting from capital transactions	(228,675)

Total decrease	(255,092)

Member’s equity, beginning of year	592,443

Member’s equity, end of year	$337,351

See notes to financial statements.

Galaxy Plus Fund - LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 1. Organization and Structure

Galaxy Plus Fund - LRR Master Fund (522) LLC (the “Master Fund”) was formed in Delaware as a limited liability company on January 26, 2016 and commenced operation on April 28, 2016. The Master Fund is a multi- advisor managed futures fund that allocates and reallocates its capital to different trading advisors implementing various trading programs. Rosetta Capital Management LLC (“Rosetta”), (the “Trading Advisor”) runs a technical program. As of and during the year ended December 31, 2023, Rosetta was the sole trading advisor of LRR.

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund - LRR Feeder Fund (522) (“LLC522”), a separated series of the Onshore Platform and Galaxy Plus Fund- LRR Offshore Feeder Fund (522) Segregated Portfolio (“SPC522”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2023, SPC522 had not yet commenced operations and LLC522 is the sole member.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $302,625 is held in USD and $0 in foreign currencies as of December 31, 2023, and are recorded in cash and restricted cash – margin balance on the Statement of Financial Condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2023 included restricted cash for margin requirements of $5,390. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2023 included amounts due to the broker for unsettled trades of $0.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2020 through 2023, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statement of Operations. During the year, the Master Fund did not accrue any interest or penalties.

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2023. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2023.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2023. For futures contracts, presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$3,500	$3,500	$-	$-
Total investment assets at fair value	3,500	3,500	-	-

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(5,950)	(5,950)	-	-
Total investment liabilities at fair value	(5,950)	(5,950)	-	-

Total net investments at fair value	$(2,450)	$(2,450)	$-	$-

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2023.

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

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and options contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2023, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	14	$345,800	Agriculture	14	$(352,450)

During the year ended December 31, 2023, the Master Fund participated in 6 futures contract, and 6 options on futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading Gain (Loss)*
Options on futures contracts:
Agriculture	$18,729
Total options on futures contracts	18,729

Futures contracts:
Agriculture	(57,244)
Total futures contracts	(57,244)

Trading costs	(475)

Total net trading loss	$(38,990)

*	Includes both realized gain of $27,713 and unrealized depreciation of $66,703 and is located in net realized and unrealized gain (loss) on investments on the Statement of Operations.

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

The following tables summarize the Master Fund’s netting arrangements:

			Net Amount of
	Gross Amounts of Recognized	Offset in the Statement of	Assets (Liabilities) in the Statement of
Description	Assets (Liabilities)	Financial Condition	Financial Condition

Futures contracts	$(5,950)	$3,500	$(2,450)
Total	$(5,950)	$3,500	$(2,450)

	Net Amount in the Statement of	Cash Collateral
	Financial Condition	Received by Counterparty	Net Amount

Counterparty A	$(2,450)	$5,390	$2,940
Total	$(2,450)	$5,390	$2,940

Galaxy Plus Fund - LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

As of December 31, 2023 the Master Fund had $37,176 receivable from the Onshore Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to Feeder Fund are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Note 7. Administrator

Formidium Corp. (the “Administrator”) serves as the Master Fund’s administrator and performs certain administrative and accounting services on behalf of the Master Fund.

Note 8. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2023 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(5.74)%

Ratios to average member’s equity (B):
Net investment income (C)	2.93%
Total expenses	0.35%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2023.

(C)	The net investment income ratio excludes net realized and unrealized loss on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The negative total return and net investment income ratio would have been lower, and the total expense ratio would have been higher if the management, incentive fees, and sponsor fee had been charged to the Master Fund instead of the Feeder Fund.

Note 9. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 25, 2024, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund - LRR Master Fund (522) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2023, is accurate and complete.

/s/ David Young
David Young, President

New Hyde Park Alternative Funds, LLC — Sponsor
Galaxy Plus Fund – LRR Master Fund (522) LLC

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2023

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund — QIM Master Fund (526) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2023, the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2023, and the results of its operations and changes in member’s equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

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

In performing an audit in accordance with GAAS, we:

♦	Exercise professional judgment and maintain professional skepticism throughout the audit.

♦	Identify and assess the risks of material misstatement of the financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.

♦	Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control. Accordingly, no such opinion is expressed.

♦	Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the financial statements.

♦	Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Fund’s ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control–related matters that we identified during the audit.

/s/ RSM US LLP

Denver, Colorado

March 25, 2024

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2023

(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$570,607
Restricted cash - margin balance	148,159

Total assets	$718,766

Liabilities and Member’s Equity

Liabilities
Deficit in commodity trading accounts at clearing brokers:
Investments in futures contracts, at fair value (represents unrealized depreciation on open derivative contracts, net)	$68,738
Payable to Onshore Feeder Fund	17,730

Total liabilities	86,468

Member’s equity	632,298

Total liabilities and member’s equity	$718,766

See notes to financial statements.

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments

December 31, 2023

(Expressed in U.S. Dollars)

	Number of		Percent of Member’s
	Contracts/Units	Fair Value	Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Currency	1	$(298)	(0.05)%
Foreign:
Futures contracts:
Index	2	(197)	(0.03)

Total long positions		(495)	(0.08)

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Currency	13	(4,179)	(0.66)
Energy	1	37	0.01
Index[1]	8	(31,742)	(5.02)
Interest	6	(21,522)	(3.40)
Metals	2	(1,905)	(0.30)
Foreign:
Futures contracts:
Index	15	(4,903)	(0.78)
Interest	1	(4,029)	(0.64)

Total short positions		(68,243)	(10.79)

Investments in futures contracts, at fair value		$(68,738)	(10.87)%

[1]	No individual investment is greater than 5% of member’s equity.

See notes to financial statements.

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2023

(Expressed in U.S. Dollars)

Investment income:
Interest income	$52,408

Total investment income	52,408

Expenses:
Other expenses	1,411

Total expenses	1,411

Net investment income	50,997

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain (loss) from:
Derivative contracts[1]	(1,141,389)
Foreign currency transactions	8,626

(1,132,763)

Net (increase) decrease in unrealized depreciation on:
Derivative contracts	119,795

119,795

Net realized and unrealized loss on investments and foreign currency transactions	(1,012,968)

Net decrease in member’s equity resulting from operations	$(961,971)

[1]	Includes trading costs

See notes to financial statements.

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity

For the year ended December 31, 2023

(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$50,997
Net realized loss from derivative contracts and foreign currency transactions	(1,132,763)
Net (increase) decrease in unrealized depreciation on derivative contracts	119,795

Net decrease in member’s equity resulting from operations	(961,971)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	316,668
Payments for redemptions of capital	(987,096)

Net decrease in member’s equity resulting from capital transactions	(670,428)

Total decrease	(1,632,399)

Member’s equity, beginning of year	2,264,697

Member’s equity, end of year	$632,298

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – QIM Feeder Fund (526) (“LLC526”), a separated series of the Onshore Platform and Galaxy Plus Fund – QIM Offshore Feeder Fund (526) Segregated Portfolio (“SPC526”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2023, SPC526 had not yet commenced operations and LLC526 is the sole member.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $709,906 is held in USD and $8,860 in foreign currencies as of December 31, 2023, and are recorded in cash and restricted cash – margin balance on the Statement of Financial Condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2023 included restricted cash for margin requirements of $148,159. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2023 included amounts due to the broker for unsettled trades of $0.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2020 through 2023, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statement of Operations. During the year, the Master Fund did not accrue any interest or penalties.

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2023. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2023.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2023. For futures contracts, presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Energy	$37	$37	$-	$-
Index	741	741	-	-

Total investment assets at fair value	778	778	-	-

Liabilities:
Derivative contracts:
Futures contracts:
Currency	(4,477)	(4,477)	-	-
Index	(37,583)	(37,583)	-	-
Interest	(25,551)	(25,551)	-	-
Metals	(1,905)	(1,905)	-	-

Total investment liabilities at fair value	(69,516)	(69,516)	-	-

Total net investments at fair value	$(68,738)	$(68,738)	$-	$-

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2023.

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

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2023, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Currency	1	$138,438	Currency	13	$(1,017,718)
Index	2	193,083	Energy	1	(25,140)
			Index	23	(1,054,338)
			Interest	7	(842,890)
			Metals	2	(414,360)

During the year ended December 31, 2023, the Master Fund participated in 7,642 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*

Futures contracts:
Currency	$(205,175)
Energy	(48,637)
Index	(441,645)
Interest	(202,226)
Metals	(82,737)
Total futures contracts	(980,420)

Trading costs	(41,174)

Total net trading loss	$(1,021,594)

*	Includes both realized loss of $1,141,389 and unrealized appreciation of $119,795 and is located in net realized and unrealized loss on investments on the Statement of Operations. Amounts exclude foreign currency transactions.

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

The following tables summarize the Master Fund’s netting arrangements:

			Net Amount of
	Gross Amounts of	Offset in the	Assets (Liabilities) in the
	Recognized	Statement of	Statement of
Description	Assets (Liabilities)	Financial Condition	Financial Condition

Futures contacts	$(69,516)	$778	$(68,738)
Total	$(69,516)	$778	$(68,738)

	Net Amount in	Cash
	the Statement of Financial	Collateral Received by	Net
	Condition	Counterparty	Amount

Counterparty A	$(68,738)	$148,159	$79,421
Total	$(68,738)	$148,159	$79,421

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

As of December 31, 2023 the Master Fund had $17,730 payable to the Onshore Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to Feeder Fund are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Note 7. Administrator

Formidium Corp. (the “Administrator”) serves as the Master Fund’s Administrator and performs certain administrative and accounting services on behalf of the Master Fund.

Note 8. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2023 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(55.69)%

Ratios to average member’s equity (B):
Net investment income (C)	3.34%
Total expenses	0.09%

(A)	Total return is based on the change in average member’s equity during the period of theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based on weighted-average member’s equity as a whole for the year ended December 31, 2023.

(C)	The net investment income ratio excludes realized and unrealized loss on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The negative total return and net investment income ratio would have been lower and total expense ratio would have been higher if the management, incentive fees, and sponsor fee, had been charged to the Master Fund instead of the Feeder Fund.

Note 9. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 25, 2024, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2023, is accurate and complete.

/s/ David Young
David Young, President

New Hyde Park Alternative Funds, LLC — Sponsor
Galaxy Plus Fund – QIM Master Fund (526) LLC

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2023

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund — Aspect Master Fund (532) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2023, the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2023, and the results of its operations and changes in member’s equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

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

March 25, 2024

Galaxy Plus Fund - Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2023

(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$1,001,690
Restricted cash - margin balance	3,082,757
Investments in futures contracts, at fair value (represents unrealized appreciation on open derivative contracts, net)	212,248
Receivable from Onshore Feeder Fund	68,854

Total assets	$4,365,549

Liabilities and Member’s Equity

Total liabilities	$-

Member’s equity	4,365,549

Total liabilities and member’s equity	$4,365,549

See notes to financial statements.

Galaxy Plus Fund - Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments

December 31, 2023

(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/ Units	Fair Value	Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	21	$50,361	1.15%
Currency	83	157,052	3.60
Index	18	76,426	1.75
Interest	31	29,828	0.68
Metals	4	(422)	(0.01)
Foreign:
Futures contracts:
Agriculture	13	30,717	0.70
Index	69	30,077	0.69
Interest	56	18,527	0.42
Metals	47	23,326	0.53

Total long positions		415,892	9.51

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	49	6,199	0.14
Currency	46	(113,578)	(2.60)
Energy	25	317	0.01
Index	4	(6,748)	(0.15)
Interest	4	(7,310)	(0.17)
Metals	1	(2,860)	(0.07)
Foreign:
Futures contracts:
Agriculture	19	7,229	0.17
Energy	5	6,719	0.15
Index	166	(51,530)	(1.18)
Interest	8	(7,721)	(0.18)
Metals	24	(34,361)	(0.79)

Total short positions		(203,644)	(4.67)

Investments in futures contracts, at fair value		$212,248	4.84%

See notes to financial statements.

Galaxy Plus Fund - Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2023

(Expressed in U.S. Dollars)

Investment income:
Interest income	$287,747

Total investment income	287,747

Expenses:
Interest expense	22,598
Other expenses	1,472

Total expenses	24,070

Net investment income	263,677

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized loss from:
Derivative contracts[1]	(891,581)
Foreign currency transactions	(725)

(892,306)

Net (increase) decrease in unrealized depreciation on:
Derivative contracts	(142,215)

(142,215)

Net realized and unrealized loss on investments and foreign currency transactions	(1,034,521)

Net decrease in member’s equity resulting from operations	$(770,844)

[1]	Includes trading costs

See notes to financial statements.

Galaxy Plus Fund - Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity

For the year ended December 31, 2023

(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$263,677
Net realized loss from derivative contracts and foreign currency transactions	(892,306)
Net (increase) decrease in unrealized depreciation on derivative contracts	(142,215)

Net decrease in member’s equity resulting from operations	(770,844)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	963,737
Payments for redemptions of capital	(4,176,628)

Net decrease in member’s equity resulting from capital transactions	(3,212,891)

Total decrease	(3,983,735)

Member’s equity, beginning of year	8,349,284

Member’s equity, end of year	$4,365,549

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – Aspect Feeder Fund (532) (“LLC532”), a separated series of the Onshore Platform and Galaxy Plus Fund – Aspect Offshore Feeder Fund (532) Segregated Portfolio (“SPC532”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2023, SPC532 had not commenced operations and LLC532 is the sole member.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $4,080,134 is held in USD and a balance of $4,313 in foreign currencies as of December 31, 2023, and are recorded in cash and restricted cash – margin balance on the Statement of Financial Condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2023 included restricted cash for margin requirements of $3,082,757. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2023 included amounts due to the broker for unsettled trades of $0.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2020 through 2023, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statement of Operations. During the year, the Master Fund did not accrue any interest or penalties.

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2023. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2023.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2023. For futures contracts, presentation is gross - as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$110,696	$110,696	$-	$-
Currency	159,062	159,062	-	-
Energy	38,415	38,415	-	-
Index	116,740	116,740	-	-
Interest	52,100	52,100	-	-
Metals	72,828	72,828	-	-

Total investment assets at fair value	549,841	549,841	-	-

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(16,190)	(16,190)	-	-
Currency	(115,588)	(115,588)
Energy	(31,379)	(31,379)
Index	(68,515)	(68,515)
Interest	(18,776)	(18,776)	-	-
Metals	(87,145)	(87,145)	-	-

Total investment liabilities at fair value	(337,593)	(337,593)	-	-

Total net investments at fair value	$212,248	$212,248	$-	$-

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2023.

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

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2023, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	34	$1,472,087	Agriculture	68	$(1,825,805)
Currency	83	7,941,563	Currency	46	(4,857,263)
Index	87	7,885,323	Energy	30	(1,019,080)
Interest	87	23,922,596	Index	170	(2,742,029)
Metals	51	2,020,599	Interest	12	(2,021,376)
			Metals	25	(1,649,317)

During the year ended December 31, 2023, the Master Fund participated in 15,699 futures contract transactions.

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading Gain (Loss)*

Futures contracts:
Agriculture	$569,033
Currency	(61,109)
Energy	(30,131)
Index	(281,315)
Interest	(810,868)
Metals	(384,455)
Total futures contracts	(998,845)

Trading costs	(34,951)

Total net trading loss	$(1,033,796)

*	Includes both realized loss of $891,581 and unrealized depreciation of $142,215 and is located in net realized and unrealized loss on investments on the Statement of Operations. Amounts exclude foreign currency transactions.

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

The following tables summarize the Master Fund’s netting arrangements:

			Net Amount
	Gross Amounts of Recognized	Offset in the Statement of	of Assets (Liabilities) in the Statement of
Description	Assets (Liabilities)	Financial Condition	Financial Condition

Futures contracts	$549,841	$(337,593)	$212,248
Total	$549,841	$(337,593)	$212,248

	Net Amount in the	Cash
	Statement of Financial Condition	Collateral Received by Counterparty	Net Amount

Counterparty A	$212,248	$3,082,757	$3,295,005
Total	$212,248	$3,082,757	$3,295,005

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

As of December 31, 2023, the Master Fund had $68,854 receivable from the Onshore Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to the Feeder Fund are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Note 7. Administrator

Formidium Corp. (the “Administrator”) serves as the Master Fund’s Administrator and performs certain administrative and accounting services on behalf of the Master Fund.

Note 8. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2023, are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(12.83)%

Ratios to average member’s equity (B):
Net investment income (C)	4.36%
Total expenses	0.40%

(A)	Total return is based on the change in average member’s equity during the period of theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2023.

(C)	The net investment income ratio excludes net realized and unrealized loss on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The negative total return and net investment income ratio would have been lower, and total expense ratio would have been higher if the management and incentive fees, as well as the sponsor fees, had been charged to the Master Fund instead of the Feeder Fund.

Note 9. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 25, 2024, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2023, is accurate and complete.

/s/ David Young
David Young, President

New Hyde Park Alternative Funds, LLC — Sponsor
Galaxy Plus Fund – Aspect Master Fund (532) LLC

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2023

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund — Welton GDP Master Fund (538) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2023, the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2023, and the results of its operations and changes in member’s equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

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

March 25, 2024

Galaxy Plus Fund - Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2023

(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$365,930
Restricted cash - margin balance	1,211,334
Investments in futures contracts, at fair value (represents unrealized appreciation on open derivative contracts, net)	146,626
Receivable from Onshore Feeder Fund	58,331

Total assets	$1,782,221

Liabilities and Member’s Equity

Total liabilities	$-

Member’s equity	1,782,221

Total liabilities and member’s equity	$1,782,221

See notes to financial statements.

Galaxy Plus Fund - Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments

December 31, 2023

(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/ Units	Fair Value	Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	16	$(7,964)	(0.45)%
Currency	21	6,954	0.39
Energy	1	2,320	0.13
Index(1)	43	109,156	6.12
Interest	56	38,776	2.18
Metals	4	2,105	0.12
Foreign:
Futures contracts:
Agriculture	1	(300)	(0.02)
Energy	2	(1,120)	(0.06)
Index	35	12,529	0.70
Interest	101	65,398	3.67
Metals	17	(14,661)	(0.82)

Total long positions		$213,193	11.96%

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	39	$19,402	1.09
Currency	8	(5,239)	(0.29)
Energy	15	(15,901)	(0.89)
Index	6	(11,318)	(0.64)
Metals	1	475	0.03
Foreign:
Futures contracts:
Energy	4	2,340	0.13
Index	2	(1,542)	(0.09)
Metals	23	(54,784)	(3.07)

Total short positions		(66,567)	(3.73)

Total investments in futures contracts, at fair value		$146,626	8.23%

[1]	No individual position is more than 5% of member’s equity.

See notes to financial statements.

Galaxy Plus Fund - Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2023

(Expressed in U.S. Dollars)

Investment income:
Interest income	$103,607

Total investment income	103,607

Expenses:
Other expenses	1,459

Total expenses	1,459

Net investment income	102,148

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized loss from:
Derivative contracts[1]	(1,544,536)
Foreign currency transactions	(3,684)

(1,548,220)

Net increase (decrease) in unrealized appreciation on:
Derivative contracts	189,643

189,643
Net realized and unrealized loss on investments and foreign currency transactions	(1,358,577)

Net decrease in member’s equity resulting from operations	$(1,256,429)

[1]	Includes trading costs.

See notes to financial statements.

Galaxy Plus Fund - Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity

For the year ended December 31, 2023

(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$102,148
Net realized loss from derivative contracts and foreign currency transactions	(1,548,220)
Net increase (decrease) in unrealized appreciation on derivative contracts	189,643

Net decrease in member’s equity resulting from operations	(1,256,429)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	530,725
Payments for redemptions of capital	(2,226,938)

Net decrease in member’s equity resulting from capital transactions	(1,696,213)

Total decrease	(2,952,642)

Member’s equity, beginning of year	4,734,863

Member’s equity, end of year	$1,782,221

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – Welton GDP Feeder Fund (538W) (“LLC538W”), a separated series of the Onshore Platform and Galaxy Plus Fund – Welton GDP Offshore Feeder Fund (538W) Segregated Portfolio (“SPC538W”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2023, SPC538W had not yet commenced operations and LLC538W is the sole member.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $1,578,086 is held in USD and a payable balance of $(822) in foreign currencies as of December 31, 2023, and are recorded in cash and restricted cash – margin balance on the Statement of Financial Condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2023, included restricted cash for margin requirements of $1,211,334. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2023 included amounts due to the broker for unsettled trades of $822, which are denominated in foreign currency.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2020 through 2023, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statement of Operations. During the year, the Master Fund did not accrue any interest or penalties.

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2023. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2023.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2023. For futures contracts, presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$27,962	$27,962	$-	$-
Currency	8,214	8,214	-	-
Energy	14,764	14,764	-	-
Index	133,305	133,305	-	-
Interest	112,088	112,088	-	-
Metals	21,750	21,750	-	-

Total investment assets at fair value	318,083	318,083	-	-

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(16,824)	(16,824)	-	-
Currency	(6,499)	(6,499)	-	-
Energy	(27,125)	(27,125)	-	-
Index	(24,480)	(24,480)	-	-
Interest	(7,914)	(7,914)	-	-
Metals	(88,615)	(88,615)	-	-

Total investment liabilities at fair value	(171,457)	(171,457)	-	-

Total net investments at fair value	$146,626	$146,626	$-	$-

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2023.

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

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

As of December 31, 2023, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	17	$916,798	Agriculture	39	$1,281,671
Currency	21	1,395,137	Currency	8	696,205
Energy	3	223,145	Energy	19	1,192,146
Index	78	13,965,544	Index	8	752,328
Interest	157	38,649,088	Metals	24	1,571,176
Metals	21	1,728,158

During the year ended December 31, 2023, the Master Fund participated in 16,823 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading Gain (Loss)*

Futures contracts:
Agriculture	$(211,188)
Currency	(77,570)
Energy	36,391
Index	(258,849)
Interest	(330,964)
Metals	(450,636)
Total futures contracts	(1,292,816)

Trading costs	(62,077)

Total net trading loss	$(1,354,893)

*	Includes both realized loss of $1,544,536 and unrealized appreciation of $189,643 and is located in net realized and unrealized gain (loss) on investments on the Statement of Operations. Amounts exclude foreign currency transactions.

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

The following tables summarize the Master Fund’s netting arrangements:

			Net Amount of
	Gross Amounts of	Offset in the	Assets (Liabilities) in the
	Recognized	Statement of	Statement of
Description	Assets (Liabilities)	Financial Condition	Financial Condition

Futures contracts	$318,083	$(171,457)	$146,626
Total	$318,083	$(171,457)	$146,626

	Net Amount in the	Cash
	Statement of	Collateral
	Financial Condition	Received by Counterparty	Net Amount

Counterparty A	$146,626	$1,211,334	$1,357,960
Total	$146,626	$1,211,334	$1,357,960

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

As of December 31, 2023, the Master Fund had $58,331 receivable from the Onshore Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to Feeder Fund are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Note 7. Administrator

Formidium Corp. (the “Administrator”) serves as the Master Fund’s Administrator and performs certain administrative and accounting services on behalf of the Master Fund.

Note 8. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2023 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(29.87)%

Ratios to average member’s equity (B):
Net investment income (C)	3.55%
Total expenses	0.05%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2023.

(C)	The net investment income ratio excludes net realized and unrealized loss on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The total negative return and net investment income ratio would have been lower and total expense ratio would have been higher if the management, incentive fees, and sponsor fees, had been charged to the Master Fund instead of the Feeder Fund.

Note 9. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 25, 2024, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2023 is accurate and complete.

/s/ David Young
David Young, President

New Hyde Park Alternative Funds, LLC — Sponsor
Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to

Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2023

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund — Volt Diversified Alpha Master Fund (550) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2023, the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2023, and the results of its operations and changes in member’s equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

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

March 25, 2024

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2023
(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$70,402
Restricted cash - margin balance	31,696
Receivable from Onshore Feeder Fund	54,970

Total assets	$157,068

Liabilities and Member’s Equity

Liabilities
Deficit in commodity trading accounts at clearing brokers:
Investments in futures contracts, at fair value (represents unrealized depreciation on open derivative contracts, net)	$4,510

Total liabilities	4,510

Member’s equity	152,558

Total liabilities and member’s equity	$157,068

See notes to financial statements.

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments
December 31, 2023
(Expressed in U.S. Dollars)

	Number of		Percent of
	Contracts/ Units	Fair Value	Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture[1]	6	$(10,330)	(6.77)%
Currency	2	2,650	1.74
Interest	1	125	0.08
Metals	1	2,380	1.56
Foreign:
Futures contracts:
Interest	1	834	0.55

Total long positions		(4,341)	(2.84)

Short positions:
Derivative contracts:
Foreign:
Futures contracts:
Currency	1	(169)	(0.11)

Total short positions		(169)	(0.11)

Investments in futures contracts, at fair value		$(4,510)	(2.95)%

[1]	No individual position is greater than 5% of member’s equity.

See notes to financial statements.

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC
(A Delaware Limited Liability Company)

Statement of Operations
For the year ended December 31, 2023
(Expressed in U.S. Dollars)

Investment income:
Interest income	$8,967

Total investment income	8,967

Expenses:
Other expenses	1,915

Total expenses	1,915

Net investment income	7,052

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized loss from:
Derivative contracts[1]	(89,864)
Foreign currency transactions	(193)
(90,057)

Net (increase) decrease in unrealized depreciation on:
Derivative contracts	(12,884)
(12,884)

Net realized and unrealized loss on investments and foreign currency transactions	(102,941)

Net decrease in member’s equity resulting from operations	$(95,889)

[1]	Includes trading costs.

See notes to financial statements.

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the year ended December 31, 2023
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$7,052
Net realized loss from derivative contracts and foreign currency transactions	(90,057)
Net (increase) decrease in unrealized depreciation on derivative contracts	(12,884)

Net decrease in member’s equity resulting from operations	(95,889)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	51,934
Payments for redemptions of capital	(86,836)

Net decrease in member’s equity resulting from capital transactions	(34,902)

Total decrease	(130,791)

Member’s equity, beginning of year	283,349

Member’s equity, end of year	$152,558

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) (“LLC550”), a separated series of the Onshore Platform and Galaxy Plus Fund – Volt Diversified Alpha Offshore Feeder Fund (550) Segregated Portfolio (“SPC550”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2023, SPC550 had not commenced operations and LLC550 is the sole member.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $102,098 is held in USD and $0 in foreign currencies as of December 31, 2023, and are recorded in cash and restricted cash – margin balance on the Statement of Financial Condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2023 included restricted cash for margin requirements of $31,696. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2023 included amounts due to the broker for unsettled trades of $0.

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

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2020 through 2023, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statement of Operations. During the year, the Master Fund did not accrue any interest or penalties.

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2023. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2023.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2023. For futures contracts, presentation is gross - as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$40	$40	$-	$-
Currency	2,650	2,650	-	-
Interest	959	959	-	-
Metals	2,380	2,380	-	-

Total investment assets at fair value	6,029	6,029	-	-

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(10,370)	(10,370)	-	-
Currency	(169)	(169)	-	-

Total investment liabilities at fair value	(10,539)	(10,539)	-	-

Total net investments at fair value	$(4,510)	$(4,510)	$-	$-

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2023.

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

As of December 31, 2023, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	6	$176,465	Currency	1	$(101,029)
Currency	2	97,425
Interest	2	188,234
Metals	1	207,180

During the year ended December 31, 2023, the Master Fund participated in 1,229 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading Gain (Loss)*
Futures contracts:
Agriculture	$(48,733)
Currency	(23,103)
Energy	(4,800)
Index	2,339
Interest	(6,756)
Metals	(18,697)
Total futures contracts	(99,750)

Trading costs	(2,998)

Total net trading loss	$(102,748)

*	Includes both realized loss of $89,864 and unrealized depreciation of $12,884 and is located in net realized and unrealized loss on investments on the Statement of Operations. Amounts exclude foreign currency transactions.

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

The following tables summarize the Master Fund’s netting arrangements:

Description	Gross Amounts of Recognized Assets (Liabilities)	Offset in the Statement of Financial Condition	Net Amount of Assets (Liabilities) in the Statement of Financial Condition

Futures contracts	$(10,539)	$6,029	$(4,510)
Total	$(10,539)	$6,029	$(4,510)

	Net amount in the statement of Financial Condition	Cash Collateral Received by Counterparty	Net amount in the Statement of Financial Condition

Counterparty A	$(4,510)	$31,696	$27,186
Total	$(4,510)	$31,696	$27,186

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

As of December 31, 2023 the Master Fund had $54,970 receivable from the Onshore Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to Feeder Fund are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Note 7. Administrator

Formidium Corp. (the “Administrator”) serves as the Master Fund’s Administrator and performs certain administrative and accounting services on behalf of the Master Fund.

Note 8. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2023 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(41.01)%

Ratios to average member’s equity (B):
Net investment income (C)	3.29%
Total expenses	0.89%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the inception of the Master Fund.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2023.

(C)	The net investment income ratio excludes net realized and unrealized loss on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The negative total return and the net investment income ratio would have been lower, and the total expense ratio would have been higher if the management, incentive fees, and sponsor fees, had been charged to the Master Fund instead of the Feeder Fund.

Note 9. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 25, 2024, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC
(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2023, is accurate and complete.

/s/ David Young
David Young, President

New Hyde Park Alternative Funds, LLC — Sponsor
Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Funds
(Registrant)

Date: April 1, 2024	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: April 1, 2024	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Balanced Fund,
a Series of Frontier Funds
(Registrant)

Date: April 1, 2024	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: April 1, 2024	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Fund,
a Series of Frontier Funds
(Registrant)

Date: April 1, 2024	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: April 1, 2024	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Global Fund,
a Series of Frontier Funds
(Registrant)

Date: April 1, 2024	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: April 1, 2024	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Fund,
a Series of Frontier Funds (Registrant)

Date: April 1, 2024	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: April 1, 2024	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long Short Commodity Fund,
a Series of Frontier Funds (Registrant)

Date: April 1, 2024	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: April 1, 2024	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Fund,
a Series of Frontier Funds (Registrant)

Date: April 1, 2024	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: April 1, 2024	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Fund,
a Series of Frontier Funds (Registrant)

Date: April 1, 2024	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: April 1, 2024	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds