Form 10-Q
period 2024-03-31
Frontier Funds; Frontier Heritage Fund; Frontier Masters Fund; Frontier Select Fund; Frontier Long/Short Commodity Fund; Frontier Diversified Fund; Frontier Balanced Fund; Frontier Global Fund
filed 2024-05-15
CIK 1261379, 1389123, 1450722, 1389125, 1389128, 1450720, 1389122, 1389124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The Frontier Funds’ units of beneficial interest are not traded on any market and, accordingly, do not have an aggregate market value. Units outstanding as of March 31, 2024 were: 19,158 for the Frontier Diversified Fund, 5,408 for the Frontier Masters Fund, 10,270 for the Frontier Long/Short Commodity Fund, 68,857 for the Frontier Balanced Fund, 16,056 for the Frontier Select Fund, 8,072 for the Frontier Global Fund and 13,934 for the Frontier Heritage Fund.

(1)	These financial statements represent the combined consolidated financial statements of the Series of the Trust.

i

Special Note About Forward-Looking Statements

THIS REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. THESE FORWARD-LOOKING STATEMENTS REFLECT FRONTIER FUND MANAGEMENT LLC’S CURRENT EXPECTATIONS ABOUT THE FUTURE RESULTS, PERFORMANCE, PROSPECTS AND OPPORTUNITIES OF FRONTIER FUNDS (THE “TRUST”). FRONTIER FUND MANAGEMENT LLC (THE “MANAGING OWNER”) HAS TRIED TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY USING WORDS SUCH AS “MAY,” “WILL,” “EXPECT,” “ANTICIPATE,” “BELIEVE,” “INTEND,” “SHOULD,” “ESTIMATE” OR THE NEGATIVE OF THOSE TERMS OR SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO THE MANAGING OWNER AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND OTHER FACTORS, BOTH KNOWN, SUCH AS THOSE DESCRIBED IN THE “RISK FACTORS” SECTION UNDER PART II. ITEM 1A AND ELSEWHERE IN THIS REPORT, AND UNKNOWN, THAT COULD CAUSE THE TRUST’S ACTUAL RESULTS, PERFORMANCE, PROSPECTS OR OPPORTUNITIES TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS.

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF MARCH 31, 2024, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

ii

 PART I. FINANCIAL INFORMATION

Item 1. Series Financial Statements

The Series of Frontier Funds

Consolidated Statements of Financial Condition

March 31, 2024 (Unaudited) and December 31, 2023

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
	3/31/2024	12/31/2023	3/31/2024	12/31/2023	3/31/2024	12/31/2023
ASSETS
Cash and cash equivalents	$110,291	$98,119	$37,739	$25,514	$61,131	$50,991
U.S. Treasury securities, at fair value	5,779	5,543	1,978	1,441	3,203	2,881
Investments in private investment companies, at fair value	1,327,600	1,386,373	424,234	341,384	620,004	675,568
Investments in unconsolidated trading companies, at fair value	34,169	33,061	11,693	8,598	18,939	17,181
Interest receivable	333	386	114	100	185	201

Total Assets	$1,478,172	$1,523,482	$475,758	$377,037	$703,462	$746,822

LIABILITIES & CAPITAL

LIABILITIES
Interest payable to Managing Owner	$-	$-	$-	$-	$45	$40
Redemptions payable	-	21,822	-	2,601	3,421	485
Service fees payable to Managing Owner	44	46	20	17	6	8
Trading fees payable to Managing Owner	4,531	4,735	2,541	2,617	1,597	1,896
Subscriptions in advance for service fee rebates	22,650	22,650	31,725	31,725	393	393
Other liabilities	471	441	163	115	260	231

Total Liabilities	$27,696	$49,694	$34,449	$37,075	$5,722	$3,053

CAPITAL
Managing Owner - Class 2	7,032	6,030	4,583	3,523	477	492
Managing Owner - Class 2a	-	-	-	-	5,818	6,271
Managing Owner - Class 3	9,970	9,964	-	838	-	-
Managing Owner - Class 3a	-	-	-	-	902	923
Limited Owner - Class 2	209,861	195,936	94,512	72,663	7,498	7,743
Limited Owner - Class 2a	-	-	-	-	18,677	33,166
Limited Owner - Class 3	1,223,613	1,261,858	342,214	262,938	565,593	590,578
Limited Owner - Class 3a	-	-	-	-	98,775	104,596

Total Owners' Capital	1,450,476	1,473,788	441,309	339,962	697,740	743,769

Total Capital	1,450,476	1,473,788	441,309	339,962	697,740	743,769

Total Liabilities and Capital	$1,478,173	$1,523,482	$475,757	$377,037	$703,462	$746,822

Units Outstanding
Class 2	2,728	2,962	1,165	1,165	113	113
Class 2a	N/A	N/A	N/A	N/A	519	816
Class 3	16,430	19,765	4,243	4,257	7,654	7,739
Class 3a	N/A	N/A	N/A	N/A	1,984	2,052

Net Asset Value per Unit
Class 2	$79.50	$68.18	$85.05	$65.39	$70.44	$72.74
Class 2a	N/A	N/A	N/A	N/A	$47.22	$48.36
Class 3	$75.08	$64.35	$80.66	$61.96	$73.89	$76.31
Class 3a	N/A	N/A	N/A	N/A	$50.24	$51.42

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Financial Condition

March 31, 2024 (Unaudited) and December 31, 2023

	Frontier Balanced Fund		Frontier Select Fund
	3/31/2024	12/31/2023	3/31/2024	12/31/2023
ASSETS
Cash and cash equivalents	$226,986	$230,796	$72,909	$91,807
U.S. Treasury securities, at fair value	11,894	13,038	3,820	5,186
Receivable from futures commission merchants	-	769,384	-	-
Investments in private investment companies, at fair value	5,717,112	4,430,486	822,092	688,250
Investments in unconsolidated trading companies, at fair value	70,323	77,766	22,588	30,934
Interest receivable	687	909	221	362

Total Assets	$6,027,002	$5,522,379	$921,630	$816,539

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$-	$14,434	$-	$-
Redemptions payable	27,514	-	-	-
Incentive fees payable to Managing Owner	-	692	-	-
Management fees payable to Managing Owner	-	2,440	-	-
Interest payable to Managing Owner	1,058	995	334	308
Service fees payable to Managing Owner	9,494	8,793	2,016	1,878
Trading fees payable to Managing Owner	20,526	20,160	2,892	2,305
Risk analysis fees payable	-	11,307	-	-
Subscriptions in advance for service fee rebates	410,293	405,698	22,631	22,558
Other liabilities	969	735	313	415

Total Liabilities	469,854	465,254	28,186	27,464

CAPITAL
Managing Owner - Class 2	40,333	34,646	9,292	8,611
Managing Owner - Class 2a	17,973	18,194	-	-
Limited Owner - Class 1	4,174,254	3,815,001	830,726	733,700
Limited Owner - Class 1AP	56,717	48,720	8,312	7,018
Limited Owner - Class 2	935,556	855,248	45,114	39,746
Limited Owner - Class 3a	332,315	285,316	-	-

Total Owners' Capital	5,557,148	5,057,125	893,444	789,075

Total Capital	5,557,148	5,057,125	893,444	789,075

Total Liabilities and Capital	$6,027,002	$5,522,379	$921,630	$816,539

Units Outstanding
Class 1	57,684	60,916	15,373	15,961
Class 1AP	587	587	115	115
Class 2	7,489	7,950	568	598
Class 2a	158	187	N/A	N/A
Class 3a	2,938	2,938	N/A	N/A

Net Asset Value per Unit
Class 1	$72.36	$62.63	$54.04	$45.97
Class 1AP	$96.63	$83.01	$72.23	$60.98
Class 2	$130.31	$111.93	$95.85	$80.92
Class 2a	$113.49	$97.44	N/A	N/A
Class 3a	$113.10	$97.10	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Financial Condition

March 31, 2024 (Unaudited) and December 31, 2023

	Frontier Global Fund		Frontier Heritage Fund
	3/31/2024	12/31/2023	3/31/2024	12/31/2023
ASSETS
Cash and cash equivalents	$96,422	$85,804	$111,985	$88,561
U.S. Treasury securities, at fair value	5,053	4,847	5,868	5,003
Investments in private investment companies, at fair value	1,552,382	1,156,895	1,699,276	1,634,716
Investments in unconsolidated trading companies, at fair value	29,873	28,911	34,694	29,840
Interest receivable	292	338	339	349

Total Assets	$1,684,022	$1,276,795	$1,852,162	$1,758,469

LIABILITIES & CAPITAL

LIABILITIES
Interest payable to Managing Owner	$406	$420	$464	$436
Service fees payable to Managing Owner	3,388	2,704	3,558	3,484
Trading fees payable to Managing Owner	6,134	5,301	6,580	6,943
Subscriptions in advance for service fee rebates	165,110	164,567	87,560	86,405
Other liabilities	412	387	479	401

Total Liabilities	175,450	173,379	98,641	97,669

CAPITAL
Managing Owner - Class 2	15,209	11,205	18,990	17,591
Limited Owner - Class 1	1,461,471	1,069,125	1,616,576	1,483,520
Limited Owner - Class 1AP	-	-	10,371	9,007
Limited Owner - Class 2	31,892	23,086	107,584	150,682

Total Owners' Capital	1,508,572	1,103,416	1,753,521	1,660,800

Total Capital	1,508,572	1,103,416	1,753,521	1,660,800

Total Liabilities and Capital	$1,684,022	$1,276,795	$1,852,162	$1,758,469

Units Outstanding
Class 1	7,919	7,943	13,288	13,937
Class 1AP	-	-	64	64
Class 2	153	154	582	890

Net Asset Value per Unit
Class 1	$184.56	$134.60	$121.66	$106.45
Class 1AP	N/A	N/A	$162.58	$141.20
Class 2	$307.41	$222.53	$217.59	$188.97

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

March 31, 2024 (Unaudited)

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$207,343	14.29%	$-	0.00%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	113,527	7.83%	-	0.00%	-	0.00%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	167,470	11.55%	111,238	25.21%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	346,763	23.91%	-	0.00%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	297,439	20.51%	229,483	52.00%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	195,058	13.45%	83,513	18.92%	194,682	27.90%
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC	-	0.00%	-	0.00%	152,697	21.88%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	0.00%	-	0.00%	272,625	39.07%
Total Private Investment Companies	$1,327,600	91.54%	$424,234	96.13%	$620,004	88.85%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$34,169	2.36%	$11,693	2.65%	$18,939	2.71%
Total Investment in Unconsolidated Trading Companies	$34,169	2.36%	$11,693	2.65%	$18,939	2.71%

U.S. TREASURY SECURITIES (1)
FACE VALUE	Fair Value		Fair Value		Fair Value
US Treasury Note 6.875% due 08/15/2025	$5,779	0.40%	$1,978	0.45%	$3,203	0.46%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value
US Treasury Note 6.875% due 08/15/2025 (1)	$5,611		$1,920		$3,110

Additional Disclosure on U.S. Treasury Securities	Cost		Cost		Cost
US Treasury Note 6.875% due 08/15/2025 (1)	$5,981		$2,046		$3,315

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

March 31, 2024 (Unaudited)

	Frontier Balanced Fund		Frontier Select Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$293,824	5.29%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	488,586	8.79%	-	0.00%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	837,966	15.08%	472,065	52.84%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,144,663	20.60%	-	0.00%
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	661,102	11.90%	155,237	17.38%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,649,946	29.69%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	641,025	11.54%	194,790	21.80%
Total Private Investment Companies	$5,717,112	102.89%	$822,092	92.02%

INVESTMENT IN UNCONSOLIDATED COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$70,323	1.27%	$22,588	2.53%
Total Investment in Unconsolidated Trading Companies	$70,323	1.27%	$22,588	2.53%

U.S. TREASURY SECURITIES (1) FACE VALUE	Fair Value		Fair Value
US Treasury Note 6.875% due 08/15/2025	$11,894	0.21%	$3,820	0.43%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (1)	$11,548	$3,709

Additional Disclosure on U.S. Treasury Securities	Cost	Cost
US Treasury Note 6.875% due 08/15/2025 (1)	$12,309	$3,954

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

March 31, 2024 (Unaudited)

	Frontier Global Fund		Frontier Heritage Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)

PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$1,552,382	102.90%	$1,038,775	59.24%
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	-	-	465,711	26.56%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	-	194,790	11.11%
Total Private Investment Companies	$1,552,382	102.90%	$1,699,276	96.91%

INVESTMENT IN UNCONSOLIDATED COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$29,873	1.98%	$34,694	1.98%
Total Investment in Unconsolidated Trading Companies	$29,873	1.98%	$34,694	1.98%

U.S. TREASURY SECURITIES (1)
FACE VALUE	Fair Value		Fair Value
US Treasury Note 6.875% due 08/15/2025	$5,053	0.33%	$5,868	0.33%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value
US Treasury Note 6.875% due 08/15/2025 (1)	$4,905		$5,697

Additional Disclosure on U.S. Treasury Securities	Cost		Cost
US Treasury Note 6.875% due 08/15/2025 (1)	$5,229		$6,073

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

December 31, 2023

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/ Short Commodity Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)

PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$181,025	12.28%	$-	0.00%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	117,743	7.99%	-	0.00%	-	0.00%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	107,501	7.29%	83,565	24.58%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	403,570	27.38%	-	0.00%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	332,437	22.56%	184,610	54.30%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	244,097	16.56%	73,209	21.53%	195,171	26.24%
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC	-	0.00%	-	0.00%	149,233	20.06%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	0.00%	-	0.00%	331,164	44.53%
Total Private Investment Companies	$1,386,373	94.06%	$341,384	100.41%	$675,568	90.83%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$33,061	2.24%	$8,598	2.53%	$17,181	2.31%
Total Investment in Unconsolidated Trading Companies	$33,061	2.24%	$8,598	2.53%	$17,181	2.31%

U.S. TREASURY SECURITIES (1)
	Fair Value		Fair Value		Fair Value
US Treasury Note 6.875% due 08/15/2025	$5,543	0.38%	$1,441	0.42%	$2,881	0.39%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value
US Treasury Note 6.875% due 08/15/2025 (1)	$5,333		$1,387		$2,771

Additional Disclosure on U.S. Treasury Securities	Cost		Cost		Cost
US Treasury Note 6.875% due 08/15/2025 (1)	$5,684		$1,478		$2,954

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

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

The Series of Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	3/31/2024	3/31/2023	3/31/2024	3/31/2023	3/31/2024	3/31/2023

Investment income:
Interest - net	$988	$1,099	$424	$662	$701	$632

Total Income	988	1,099	424	662	701	632

Expenses:
Incentive Fees (rebate)	-	-	-	-	-	(5,126)
Service Fees - Class 1	125	226	55	101	21	53
Due Diligence Fees	444	776	113	188	40	93
Trading Fees	13,016	24,576	6,732	10,339	4,942	9,572

Total Expenses	13,585	25,578	6,900	10,628	5,003	4,592

Investment (loss) - net	(12,597)	(24,479)	(6,476)	(9,966)	(4,302)	(3,960)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	245,776	(562,102)	108,256	(167,200)	(8,217)	(131,235)
Net realized gain/(loss) on private investment companies	(9,075)	33,702	778	22,977	(9,950)	8,908
Net realized gain/(loss) on U.S. Treasury securities	(375)	(1,172)	(163)	(653)	(328)	(992)
Net unrealized gain/(loss) on U.S. Treasury securities	(26)	(22)	(17)	(104)	(38)	57
Change in fair value of investments in unconsolidated trading companies	(1,716)	(3,115)	(201)	(1,772)	(48)	(2,208)

Net gain/(loss) on investments	234,584	(532,709)	108,653	(146,752)	(18,581)	(125,470)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	221,987	(557,188)	102,177	(156,718)	(22,883)	(129,430)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$221,987	$(557,188)	$102,177	$(156,718)	$(22,883)	$(129,430)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	N/A	N/A	N/A	N/A	N/A	N/A
Class 2	$11.32	$(18.80)	$19.66	$(21.33)	$(2.30)	$(10.47)
Class 2a	N/A	N/A	N/A	N/A	$(1.14)	$(6.89)
Class 3	$10.73	$(17.64)	$18.70	$(20.12)	$(2.42)	$(10.99)
Class 3a	N/A	N/A	N/A	N/A	$(1.18)	$(7.26)

The accompanying notes are an integral part of these consolidated financial statements.

The Series of the Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

	Frontier Balanced Fund		Frontier Select Fund
	3/31/2024	3/31/2023	3/31/2024	3/31/2023

Investment income:
Interest - net	$159	$890	$-	$-

Total Income/(loss)	159	890	-	-

Expenses:
Management Fees	-	4,238	-	-
Service Fees - Class 1	29,610	47,651	5,686	9,621
Risk analysis Fees	-	970	-	-
Trading Fees	57,483	94,443	8,034	11,109

Total Expenses	87,093	147,302	13,720	20,730

Investment (loss) - net	(86,934)	(146,412)	(13,720)	(20,730)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	-	(286,481)	-	-
Net unrealized gain/(loss) on private investment companies	909,850	(1,727,894)	133,369	(355,158)
Net realized gain/(loss) on private investment companies	(46,428)	46,098	16,874	10,201
Net change in open trade equity/(deficit)	-	1,477	-	-
Net realized gain/(loss) on U.S. Treasury securities	(1,250)	(3,540)	(348)	(1,009)
Net unrealized gain/(loss) on U.S. Treasury securities	(134)	505	(40)	8
Trading commissions	-	(2,532)	-	-
Change in fair value of investments in unconsolidated trading companies	(1,112)	(12,875)	(142)	(2,211)

Net gain/(loss) on investments	860,926	(1,985,242)	149,713	(348,169)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	773,992	(2,131,654)	135,993	(368,899)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$773,992	$(2,131,654)	$135,993	$(368,899)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$9.73	$(23.48)	$8.07	$(17.59)
Class 1AP	$13.62	$(29.49)	$11.25	$(22.14)
Class 2	$18.38	$(39.76)	$14.93	$(29.38)
Class 2a	$16.05	$(34.51)	N/A	N/A
Class 3a	$16.00	$(34.39)	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

The Series of the Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

	Frontier Global Fund		Frontier Heritage Fund
	3/31/2024	3/31/2023	3/31/2024	3/31/2023

Investment income:
Interest - net	$-	$-	$-	$-

Total Income	-	-	-	-

Expenses:
Service Fees - Class 1	9,440	17,673	11,303	18,815
Trading Fees	16,160	32,425	19,237	30,792

Total Expenses	25,600	50,098	30,540	49,607

Investment (loss) - net	(25,600)	(50,098)	(30,540)	(49,607)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	412,036	(593,634)	158,652	(605,502)
Net realized gain/(loss) on private investment companies	23,937	80,963	95,766	43,789
Net realized gain/(loss) on U.S. Treasury securities	(419)	(831)	(334)	(746)
Net unrealized gain/(loss) on U.S. Treasury securities	(49)	117	(40)	91
Change in fair value of investments in unconsolidated trading companies	(142)	(3,477)	(689)	(3,161)

Net gain/(loss) on investments	435,363	(516,862)	253,355	(565,529)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	409,763	(566,960)	222,815	(615,136)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$409,763	$(566,960)	$222,815	$(615,136)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$49.96	$(37.44)	$15.21	$(31.03)
Class 1AP	N/A	N/A	$21.38	$(38.77)
Class 2	$84.88	$(58.33)	$28.62	$(51.89)

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended March 31, 2024

	Frontier Diversified Fund						Frontier Masters Fund
	Class 2	Class 2	Class 3	Class 3	Non-		Class 2	Class 2	Class 3	Class 3	Non-
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners' Capital, December 31, 2023	$6,030	$195,936	$9,964	$1,261,858	$-	$1,473,788	$3,523	$72,663	$838	$262,938	$-	$339,962

Redemption of Units	-	(16,120)	(1,400)	(227,779)	-	(245,299)	-	-	(830)	-	-	(830)

Net increase/(decrease) in Owners' Capital resulting from operations attributable to controlling interests	1,002	30,045	1,406	189,534	-	221,987	1,060	21,849	(8)	79,276	-	102,177

Owners' Capital, March 31, 2024	$7,032	$209,861	$9,970	$1,223,613	$-	$1,450,476	$4,583	$94,512	$-	$342,214	-	$441,309

Owners' Capital - Units, December 31, 2023	89	2,873	155	19,610			53	1,112	14	4,243

Redemption of Units (including transfers)		(234)	(22)	(3,313)			-	-	(14)	-

Owners' Capital - Units, March 31, 2024	89	2,639	133	16,297			53	1,112	-	4,243

Net asset value per unit at December 31, 2023		$68.18		$64.35				$65.39		$61.96

Change in net asset value per unit for the three months ended March 31, 2024		11.32		10.73				19.66		$18.70

Net asset value per unit at March 31, 2024		$79.50		$75.08				$85.05		$80.66

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended March 31, 2024

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 2a		Class 3a		Non-
	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners' Capital, December 31, 2023	$492	$7,743	$590,578	$6,271	$33,166	$923	$104,596	$-	$743,769

Redemption of Units	-	-	(6,184)	(300)	(13,242)	-	(3,420)	-	(23,146)

Net increase/(decrease) in Owners' Capital resulting from operations attributable to controlling interests	(15)	(245)	(18,801)	(153)	(1,247)	(21)	(2,401)	-	(22,883)

Owners' Capital, March 31, 2024	$477	$7,498	$565,593	$5,818	$18,677	$902	$98,775	$-	$697,740

Owners' Capital - Units, December 31, 2023	7	106	7,739	129	687	18	2,034

Redemption of Units (including transfers)	-	-	(85)	(6)	(291)	-	(68)

Owners' Capital - Units, March 31, 2024	7	106	7,654	123	396	18	1,966

Net asset value per unit at December 31, 2023		$72.74	$76.31		$48.36		$51.42

Change in net for the three months ended March 31, 2024		(2.30)	(2.42)		(1.14)		(1.18)

Net asset value per unit at March 31, 2024		$70.44	$73.89		$47.22		$50.24

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended March 31, 2024

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a	Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Controlling Interests	Total

Owners' Capital, December 31, 2023	$3,815,001	$48,720	$34,646	$855,248	$18,194	$-	$285,316	$-	$5,057,125

Redemption of Units	(217,536)	-	-	(53,683)	(2,750)	-	-	-	(273,969)

Net increase/(decrease) in Owners' Capital resulting from operations attributable to controlling interests	576,789	7,997	5,687	133,991	2,529	-	46,999	-	773,992

Owners' Capital, March 31, 2024	$4,174,254	$56,717	$40,333	$935,556	$17,973	$-	$332,315	$-	$5,557,148

Owners' Capital - Units, December 31, 2023	60,916	587	310	7,640	187	-	2,938

Redemption of Units (including transfers)	(3,232)	-	-	(461)	(29)	-	-

Owners' Capital - Units, March 31, 2024	57,684	587	310	7,179	158	-	2,938

Net asset value per unit at December 31, 2023	$62.63	$83.01		$111.93		$97.44	$97.10

Change in net asset value for the three months ended March 31, 2024	9.73	13.62		18.38		16.05	16.00

Net asset value per unit at March 31, 2024	$72.36	$96.63		$130.31		$113.49	$113.10

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended March 31, 2024

	Frontier Select Fund						Frontier Global Fund					Frontier Heritage Fund
	Class 1	Class 1AP	Class 2		Non-		Class 1	Class 2		Non-		Class 1	Class 1AP	Class 2		Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2023	$733,700	$7,018	$8,611	$39,746	$-	$789,075	$1,069,125	$11,205	$23,086	$-	$1,103,416	$1,483,520	$9,007	$17,591	$150,682	$-	$1,660,800

Redemption of Units	(29,010)	-	(750)	(1,864)	-	(31,624)	(4,407)	(200)	-	-	(4,607)	(70,190)	-	(1,100)	(58,804)	-	(130,094)

Net increase/(decrease) in Owners’Capital resulting from operations attributable to controlling interests	126,036	1,294	1,431	7,232	-	135,993	396,753	4,204	8,806	-	409,763	203,246	1,364	2,499	15,706	-	222,815

Owners’ Capital, March 31, 2024	$830,726	$8,312	$9,292	$45,114	$-	$893,444	$1,461,471	$15,209	$31,892	$-	$1,508,572	$1,616,576	$10,371	$18,990	$107,584	$-	$1,753,521

Owners’ Capital - Units, December 31, 2023	15,961	115	106	492			7,943	50	104			13,937	64	93	797

Redemption of Units (including transfers)	(588)	-	(9)	(21)			(24)	(1)	-			(649)	-	(6)	(302)

Owners’ Capital - Units, March 31, 2024	15,373	115	97	471			7,919	49	104			13,288	64	87	495

Net asset value per unit at December 31, 2023	$45.97	$60.98		$80.92			$134.60		$222.53			$106.45	$141.20		$188.97

Change in net asset value per for the three months ended March 31, 2024	8.07	11.25		14.93			49.96		84.88			15.21	21.38		28.62

Net asset value per unit at March 31, 2024	$54.04	$72.23		$95.85			$184.56		$307.41			$121.66	$162.58		$217.59

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	3/31/2024	3/31/2023	3/31/2024	3/31/2023	3/31/2024	3/31/2023

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$221,987	$(557,188)	$102,177	$(156,718)	$(22,883)	$(129,430)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	(1,625)	(24,810)	(1,141)	(18,361)	(1,389)	(28,544)
Net unrealized (gain)/loss on U.S. Treasury securities	26	22	17	104	38	(57)
Net realized (gain)/loss on U.S. Treasuries securities	375	1,172	163	653	328	992
Net unrealized (gain)/loss on private investment companies	(245,776)	562,102	(108,256)	167,200	8,217	131,235
Net realized (gain)/loss on private investment companies	9,075	(33,702)	(778)	(22,977)	9,950	(8,908)
(Purchases) sales of:
Sales of U.S. Treasury securities	-	125,248	-	74,117	-	95,748
(Purchases) of U.S. Treasury securities	-	(65,986)	-	(42,953)	-	(36,199)
U.S. Treasury interest and premium paid/amortized	988	1,099	424	662	701	632
(Purchases) of Private Investment Companies	(51,841)	(119,829)	(18,765)	(76,538)	(16,058)	(20,967)
Sale of Private Investment Companies	347,315	185,112	44,949	157,456	53,453	59,848
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	(1,108)	(27,329)	(3,095)	(15,103)	(1,758)	(1,576)
Interest receivable	53	973	(14)	382	16	838
Interest payable to Managing Owner	-	-	-	-	5	(23)
Trading fees payable to Managing Owner	(204)	(1,401)	(76)	(1,013)	(299)	(265)
Service fees payable to Managing Owner	(2)	(13)	3	(12)	(2)	(3)
Other liabilities	30	2,066	48	1,108	29	514

Net cash provided by (used in) operating activities	279,293	47,536	15,656	68,007	30,348	63,835

Cash Flows from Financing Activities:
Payments for redemption of units	(245,299)	(500)	(830)	(22,298)	(23,144)	(47,298)
Change in owner redemptions payable	(21,822)	-	(2,601)	(19,922)	2,936	(12,790)

Net cash provided by (used in) financing activities	(267,121)	(500)	(3,431)	(42,220)	(20,208)	(60,088)

Net increase (decrease) in cash and cash equivalents	12,172	47,036	12,225	25,787	10,140	3,747

Cash and cash equivalents, beginning of period	98,119	46,604	25,514	18,560	50,991	38,703
Cash and cash equivalents, end of period	$110,291	$93,640	$37,739	$44,347	$61,131	$42,450

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

	Frontier Balanced Fund		Frontier Select Fund
	3/31/2024	3/31/2023	3/31/2024	3/31/2023

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$773,992	$(2,131,654)	$135,993	$(368,899)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	(14,434)	(1,477)	-	-
Net change in ownership allocation of U.S. Treasury securities	(399)	98,484	978	(37,121)
Net unrealized (gain)/loss on U.S. Treasury securities	134	(505)	40	(8)
Net realized (gain)/loss on U.S. Treasury securities	1,250	3,540	348	1,009
Net unrealized (gain)/loss on private investment companies	(909,850)	1,727,894	(133,369)	355,158
Net realized (gain)/loss on private investment companies	46,428	(46,098)	(16,874)	(10,201)
(Purchases) sales of:
Sales of U.S. Treasury securities	-	376,140	-	103,386
(Purchases) of U.S. Treasury securities	-	(279,120)	-	(40,277)
U.S. Treasury interest and premium paid/amortized	159	890	-	-
(Purchases) of Private Investment Companies	(779,042)	(297,065)	(201,623)	(14,020)
Sale of Private Investment Companies	355,838	866,381	218,024	72,067
Increase and/or decrease in:
Receivable from futures commission merchants	769,384	(124,878)	-	-
Investments in unconsolidated trading companies, at fair value	7,443	126,024	8,346	(10,978)
Interest receivable	222	4,977	141	705
Other assets	-	(1,170)	-	-
Incentive fees payable to Managing Owner	(692)	(692)	-	-
Management fees payable to Managing Owner	(2,440)	(154)	-	-
Interest payable to Managing Owner	63	(1,626)	26	(119)
Trading fees payable to Managing Owner	366	(6,976)	587	(1,028)
Service fees payable to Managing Owner	701	(3,843)	138	(775)
Risk analysis fees payable	(11,307)	(130)	-	-
Subscriptions in advance for service fee rebates	4,595	4,081	73	175
Other liabilities	234	(6,867)	(102)	895

Net cash provided by (used in) operating activities	242,645	306,156	12,726	49,969

Cash Flows from Financing Activities:
Payments for redemption of units	(273,969)	(476,405)	(31,624)	(30,660)
Change in owner redemptions payable	27,514	(34,822)	-	-

Net cash provided by (used in) financing activities	(246,455)	(511,227)	(31,624)	(30,660)

Net increase (decrease) in cash and cash equivalents	(3,810)	(205,071)	(18,898)	19,309

Cash and cash equivalents, beginning of period	230,796	221,344	91,807	33,183
Cash and cash equivalents, end of period	$226,986	$16,273	$72,909	$52,492

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

	Frontier Global Fund		Frontier Heritage Fund
	3/31/2024	3/31/2023	3/31/2024	3/31/2023

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$409,763	$(566,960)	$222,815	$(615,136)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	(674)	(13,996)	(1,239)	19,479
Net unrealized (gain)/loss on U.S. Treasury securities	49	(117)	40	(91)
Net realized (gain)/loss on U.S. Treasury securities	419	831	334	746
Net unrealized (gain)/loss on private investment companies	(412,036)	593,634	(158,652)	605,502
Net realized (gain)/loss on private investment companies	(23,937)	(80,963)	(95,766)	(43,789)
(Purchases) sale of:
Sales of U.S. Treasury Securities	-	93,842	-	84,761
(Purchases) of U.S. Treasury securities	-	(62,385)	-	(66,474)
(Purchases) of Private Investment Companies	(31,229)	(56,623)	(601,719)	(57,102)
Sale of Private Investment Companies	71,715	233,776	791,577	154,655
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	(962)	(42,006)	(4,854)	(242)
Interest receivable	46	513	10	986
Interest payable to Managing Owner	(14)	(42)	28	(254)
Trading fees payable to Managing Owner	833	(1,834)	(363)	(1,643)
Service fees payable to Managing Owner	684	(924)	74	(1,059)
Subscriptions in advance for service fee rebates	543	805	1,155	2,017
Other liabilities	25	2,968	78	227

Net cash provided by (used in) operating activities	15,225	100,519	153,518	82,583

Cash Flows from Financing Activities:
Payments for redemption of units	(4,607)	(29,522)	(130,094)	(80,874)

Net cash provided by (used in) financing activities	(4,607)	(29,522)	(130,094)	(80,874)

Net increase (decrease) in cash and cash equivalents	10,618	70,997	23,424	1,709

Cash and cash equivalents, beginning of period	85,804	26,333	88,561	45,466
Cash and cash equivalents, end of period	$96,422	$97,330	$111,985	$47,175

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

Purchasers of Units (“Unitholders”) are limited owners of the Trust (“Limited Owners”) with respect to beneficial interests of the Series’ Units purchased. The Trust Act provides that, except as otherwise provided in the second amended and restated declaration of trust and trust agreement dated December 9, 2013, as further amended, by and among the Managing Owner, Wilmington Trust Company, as trustee, and the Limited Owners, as may be amended from time to time (“Trust Agreement”), unitholders of the Trust will have the same limitation of liability as do stockholders of private corporations organized under the General Corporation Law of the State of Delaware. The Trust Agreement confers substantially the same limited liability, and contains the same limited exceptions thereto, as would a limited partnership agreement for a Delaware limited partnership engaged in like transactions as the Trust. In addition, pursuant to the Trust Agreement, the Managing Owner of the Trust is liable for obligations of a Series in excess of that Series’ assets. Limited Owners do not have any such liability. The Managing Owner will make contributions to the Series of the Trust necessary to maintain at least a 1% interest in the aggregate capital, profits and losses of the combined Series’ of the Trust.

The Trust has been organized to pool investor funds for the purpose of trading in the United States (“U.S.”) and international markets for currencies, interest rates, stock indices, agricultural and energy products, precious and base metals and other commodities. The Trust may also engage in trading futures contracts, forwards, option contracts and other interest in derivative instruments, including swap contracts.

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

As of March 31, 2024, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into two separate Classes—Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund and Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Global Fund, separates Units into two separate Classes—Class 1 and Class 2. The Trust, with respect to the Frontier Balanced Fund, separates Units into five separate Classes—Class 1, Class 1AP, Class 2, Class 2a and Class 3a. The Trust, with respect to the Frontier Long/Short Commodity Fund, separates Units into four separate Classes—Class 2, Class 2a, Class 3 and Class 3a.

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

Consolidation— The Series, through investing in the Trading Companies and the Galaxy Plus Platform, authorize certain Trading Advisors to place trades and manage assets at predetermined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses and a risk analysis fee (for closed Series only), all of which is allocated to the Series if consolidated by a Series. The Galaxy Plus Platform is a series of Delaware limited liability companies, sponsored by New Hyde Park, that create exposure to a variety of third party professional managed futures and foreign exchange advisors. The Galaxy Plus Platform is available to qualified high-net-worth individuals and institutional investors. Trading Companies in which a Series has a controlling and majority interest as calculated on that Series’ pro-rata net asset value in the Trading Company are consolidated by such Series. Investments in Trading Companies in which a Series does not have a controlling and majority interest and all interests in Galaxy Plus entities are accounted for using net asset value as the practical expedient, which approximates fair value. Fair value represents the proportionate share of the Series’ interest in the NAV in a Trading Company or Galaxy Plus entity. The equity interest held by Series of the Trust is shown as investments in unconsolidated Trading Companies or investments in private investment companies in the statements of financial condition. The income or loss attributable thereto in proportion of investment level is shown in the consolidated statements of operations as change in fair value of investments in unconsolidated Trading Companies or net unrealized gain/(loss) on private investment companies.

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

Receivable from Futures Commission Merchants—The Series of the Trust deposit assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust, with respect to the Series, earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of March 31, 2024 and December 31, 2023 included restricted cash for margin requirements of $0 and $769,384 respectively, for the Frontier Balanced Fund.

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

Income Taxes—The Trust, with respect to the Series, applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust, with respect to the Series’, consolidated financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Series for the quarter ended March 31, 2024.

The 2020 through 2023 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

In the opinion of the Managing Owner, (i) the Trust, with respect to the Series, is treated as a partnership for federal income tax purposes and, assuming that at least 90% of the gross income of the Trust constitutes “qualifying income” within the meaning of Section 7704(d) of the Code, (ii) the Trust is not a publicly traded partnership treated as a corporation, and (iii) the discussion set forth in the prospectus filed by the Trust on January 31, 2019 pursuant to Rule 424(b)(3) of the Securities Act of 1933 (File No 333-210313) (the “Prospectus”) under the heading “U.S. Federal Income Tax Consequences” correctly summarizes the material federal income tax consequences as of the date of the Prospectus to potential U.S. Limited Owners of the purchase, ownership and disposition of Units of the Trust.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2023, 2022 and 2021, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2024 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as subscriptions in advance for service fee rebates of $22,650, $393, $31,725, $410,293, $22,631, $165,110 and $87,560 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively, as of March 31, 2024.

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

Swap contracts are reported at fair value upon daily reports from the counterparty. In addition, a third party takes the inputs from the counterparty, makes certain adjustments, and runs it through their pricing model to come up with their daily price. The fair value measurements of the swap contracts are valued using unadjusted inputs that were not internally developed. The Managing Owner reviews and compares approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, as well as from the third party. Differences in prices exceeding 5% are investigated. Unexplainable differences are escalated to the Managing Owner’s Valuation Committee for evaluation and resolution. The Swap contracts are reported at fair value using Level 3 inputs. The Series did not hold any swap contracts as of March 31, 2024.

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

The following table summarizes investment in each Series measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

March 31, 2024	Practical Expedient (Net Asset Value)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$34,169	$-	$-	$-	$34,169
U.S. Treasury Securities	-	5,779	-	-	5,780
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	11,693	-	-	-	11,693
U.S. Treasury Securities	-	1,978	-	-	1,977
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	18,939	-	-	-	18,939
U.S. Treasury Securities	-	3,203	-	-	3,203
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	70,323	-	-	-	70,323
U.S. Treasury Securities	-	11,894	-	-	11,894
Frontier Select Fund			-
Investment in Unconsolidated Trading Companies	22,588	-	-	-	22,588
U.S. Treasury Securities	-	3,820	-	-	3,820
Frontier Global Fund			-
Investment in Unconsolidated Trading Companies	29,873	-	-	-	29,873
U.S. Treasury Securities	-	5,053	-	-	5,053
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	34,694	-	-	-	34,694
U.S. Treasury Securities	-	5,868	-	-	5,868

December 31, 2023	Practical Expedient (Net Asset Value)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$33,061	$-	$-	$-	$33,061
U.S. Treasury Securities	-	5,543	-	-	5,543
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	8,598	-	-	-	8,598
U.S. Treasury Securities	-	1,441	-	-	1,441
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	17,181	-	-	-	17,181
U.S. Treasury Securities	-	2,881	-	-	2,881
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	77,766	-	-	-	77,766
Open Trade Equity (Deficit)	-	(14,434)	-	-	(14,434)
U.S. Treasury Securities	-	13,038	-	-	13,038
Frontier Select Fund
Investment in Unconsolidated Trading Companies	30,934	-	-	-	30,934
U.S. Treasury Securities	-	5,186	-	-	5,186
Frontier Global Fund
Investment in Unconsolidated Trading Companies	28,911	-	-	-	28,911
U.S. Treasury Securities	-	4,847	-	-	4,847
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	29,840	-	-	-	29,840
U.S. Treasury Securities	-	5,003	-	-	5,003

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of March 31, 2024, none of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps or are recorded as collateral within the swap fair value within the Statements of Financial Condition.

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

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024		As of December 31, 2023
	Percentage of		Percentage of
	Series Total		Series Total
	Capital Invested in		Capital Invested in
Series	Unconsolidated Trading Companies	Fair Value	Unconsolidated Trading Companies	Fair Value

Frontier Diversified Series :
Frontier Trading Company XXXVIII	2.36%	$34,169	2.24%	$33,061
Frontier Masters Fund :
Frontier Trading Company XXXVIII	2.65%	$11,693	2.53%	$8,598
Frontier Long/Short Commodity Fund :
Frontier Trading Company XXXVIII	2.71%	$18,939	2.31%	$17,181
Frontier Balanced Fund :
Frontier Trading Company XXXVIII	1.27%	$70,323	1.54%	$77,766
Frontier Select Fund :
Frontier Trading Companies XXXVIII	2.53%	$22,588	3.92%	$30,934
Frontier Global Fund :
Frontier Trading Company XXXVIII	1.98%	$29,873	2.62%	$28,911
Frontier Heritage Fund :
Frontier Trading Company XXXVIII	1.98%	$34,694	1.80%	$29,840

The following tables summarize each of the Series’ equity in earnings from unconsolidated Trading Companies and private investment companies for the three months ended March 31, 2024 and 2023.

Three months ended March 31, 2024 and 2023

	Three Months Ended March, 2024				Three Months Ended March, 2023
			Change in				Change in
	Trading Commissions	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Net Income (Loss)

Frontier Balanced Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(1,112)	$(1,112)	$-	$-	$(12,875)	$(12,875)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,615)	35,239	448,653	482,277	(1,360)	50,862	(362,820)	(313,318)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(767)	(70,354)	126,755	55,634	(1,240)	(122,350)	53,815	(69,775)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(1,963)	(33,866)	45,582	9,753	(4,767)	(9,130)	(236,700)	(250,597)
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(2,524)	(984)	(61,769)	(65,277)	-	-	-	-
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(1,503)	12,010	47,934	58,441	(1,601)	33,105	(387,067)	(355,563)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(2,257)	9,578	22,938	30,259	(3,310)	123,129	(436,341)	(316,522)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(507)	1,949	291,197	292,639	(933)	(29,518)	(345,856)	(376,307)
Total	$(11,136)	$(46,428)	$920,178	$862,614	$(13,211)	$46,098	$(1,727,844)	$(1,694,957)

Frontier Global Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(142)	$(142)	$-	$-	$(3,477)	$(3,477)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,527)	23,937	413,562	435,972	(2,037)	80,963	(591,597)	(512,671)
Total	$(1,527)	$23,937	$413,420	$435,830	$(2,037)	$80,963	$(595,074)	$(516,148)

Frontier Select Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(142)	$(142)	$-	$-	$(2,211)	$(2,211)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(757)	17,478	(9,504)	7,217	(1,834)	14,722	(195,180)	(182,292)
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(586)	(402)	(17,092)	(18,080)	-	-	-	-
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(290)	(202)	161,628	161,136	(365)	(4,521)	(157,778)	(162,664)
Total	$(1,633)	$16,874	$134,890	$150,131	$(2,199)	$10,201	$(355,169)	$(347,167)

Frontier Heritage Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(689)	$(689)	$-	$-	$(3,161)	$(3,161)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,083)	102,895	199,439	301,251	(1,685)	21,425	(452,046)	(432,306)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(656)	(4,153)	15,395	10,586	(1,287)	22,364	(150,483)	(129,406)
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(1,873)	(2,976)	(52,569)	(57,418)	-	-	-	-
Total	$(3,612)	$95,766	$161,576	$253,730	$(2,972)	$43,789	$(605,690)	$(564,873)

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(48)	$(48)	$-	$-	$(2,208)	$(2,208)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(42)	(7,524)	(14,462)	(22,028)	(111)	1,090	(3,439)	(2,460)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(680)	(2,426)	10,263	7,157	(860)	8,581	(94,342)	(86,621)
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC	(162)	-	(3,057)	(3,219)	(252)	(763)	(32,231)	(33,246)
Total	$(884)	$(9,950)	$(7,304)	$(18,138)	$(1,223)	$8,908	$(132,220)	$(124,535)

Frontier Diversified Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(1,716)	$(1,716)	$-	$-	$(3,115)	$(3,115)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(392)	59,136	54,132	112,876	(551)	14,884	(144,088)	(129,755)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(567)	(62,069)	103,519	40,883	(721)	(8,332)	(39,843)	(48,896)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(451)	(9,388)	11,742	1,903	(1,253)	799	(63,314)	(63,768)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(509)	8,445	8,707	16,643	(576)	24,602	(152,578)	(128,552)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(835)	(5,706)	13,023	6,482	(952)	5,344	(96,252)	(91,860)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(101)	507	57,511	57,917	(157)	(3,595)	(61,816)	(65,568)
Total	$(2,855)	$(9,075)	$246,918	$234,988	$(4,210)	$33,702	$(561,006)	$(531,514)

Frontier Masters Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(201)	$(201)	$-	$-	$(1,772)	$(1,772)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(226)	4,172	60,912	64,858	(204)	25,534	(77,572)	(52,242)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(281)	(2,716)	7,474	4,477	(417)	(647)	(41,245)	(42,309)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(71)	(678)	40,446	39,697	(113)	(1,910)	(47,650)	(49,673)
Total	$(578)	$778	$108,631	$108,831	$(734)	$22,977	$(168,239)	$(145,996)

The Series investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions

Frontier Diversified Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

Frontier Masters Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None

Frontier Long/Short Commodity Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (552) LLC	24 hours	Daily	None

Frontier Balanced Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

Frontier Select Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	24 hours	Daily	None

Frontier Global Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

Frontier Heritage Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

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

Service Fees— Investors who have purchased Class 1 or Class 1a Units of Frontier Diversified Fund, Frontier Masters Fund, and Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Global Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Fund and Frontier Masters Fund or Class 2a Units of the Frontier Long/Short Commodity Fund) sold until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents.

The following table summarizes fees earned by the Managing Owner for the three months ended March 31, 2024 and 2023.

Three Months Ended March 31, 2024	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$125	$13,016
Frontier Masters Fund	-	-	55	6,732
Frontier Long/Short Commodity Fund	-	-	21	4,942
Frontier Balanced Fund	-	-	29,610	57,483
Frontier Select Fund	-	-	5,686	8,034
Frontier Global Fund	-	-	9,440	16,160
Frontier Heritage Fund	-	-	11,303	19,237

Three Months Ended March 31, 2023	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$226	$24,576
Frontier Masters Fund	-	-	101	10,339
Frontier Long/Short Commodity Fund	(5,126)	-	53	9,572
Frontier Balanced Fund	-	4,238	47,651	94,443
Frontier Select Fund	-	-	9,621	11,109
Frontier Global Fund	-	-	17,673	32,425
Frontier Heritage Fund	-	-	18,815	30,792

The following table summarizes fees payable to the Managing Owner as of March 31, 2024 and December 31, 2023.

As of March 31, 2024	Incentive (Rebate) Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$44	$4,531
Frontier Masters Fund	-	-	-	20	2,541
Frontier Long/Short Commodity Fund	-	-	45	6	1,597
Frontier Balanced Fund	-	-	1,058	9,494	20,526
Frontier Select Fund	-	-	334	2,016	2,892
Frontier Global Fund	-	-	406	3,388	6,134
Frontier Heritage Fund	-	-	464	3,558	6,580

As of December 31, 2023	Incentive (Rebate) Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$46	$4,735
Frontier Masters Fund	-	-	-	17	2,617
Frontier Long/Short Commodity Fund	-	-	40	8	1,896
Frontier Balanced Fund	692	2,440	995	8,793	20,160
Frontier Select Fund	-	-	308	1,878	2,305
Frontier Global Fund	-	-	420	2,704	5,301
Frontier Heritage Fund	-	-	436	3,484	6,943

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

The following table outlines the interest paid by each Series to the Managing Owner and its ratio to average net assets for the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Three Months Ended	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets

Frontier Long/Short Commodity Fund Class 2	2	3	0.03%	0.01%
Frontier Long/Short Commodity Fund Class 3	133	109	0.02%	0.01%
Frontier Balanced Fund Class 1	2,465	2,699	0.06%	0.04%
Frontier Balanced Fund Class 1AP	32	29	0.06%	0.04%
Frontier Balanced Fund Class 2	571	614	0.06%	0.04%
Frontier Balanced Fund Class 2a	2	3	0.01%	0.01%
Frontier Balanced Fund Class 3a	39	37	0.01%	0.01%
Frontier Select Fund Class 1	840	764	0.11%	0.06%
Frontier Select Fund Class 1AP	8	6	0.11%	0.06%
Frontier Select Fund Class 2	55	41	0.11%	0.06%
Frontier Global Fund Class 1	1,049	847	0.08%	0.04%
Frontier Global Fund Class 2	34	44	0.08%	0.04%
Frontier Heritage Fund Class 1	837	751	0.06%	0.03%
Frontier Heritage Fund Class 1AP	5	3	0.05%	0.03%
Frontier Heritage Fund Class 2	77	65	0.05%	0.03%
Total	$6,149	$6,015

7. Financial Highlights

The following information presents the financial highlights of the Series for the three months ended March 31, 2024, and 2023. This data has been derived from the information presented in the consolidated financial statements.

For the three months ended March 31, 2024

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2023	$68.18	$64.35	$65.39	$61.96	$72.74	$48.36	$76.31	$51.42
Net operating results:
Interest income	0.05	0.05	0.08	0.08	0.07	0.05	0.07	0.05
Expenses	(0.66)	(0.62)	(1.32)	(1.25)	(0.49)	(0.33)	(0.51)	(0.35)
Net gain/(loss) on investments, net of non-controlling interests	11.93	11.30	20.90	19.87	(1.88)	(0.86)	(1.98)	(0.88)
Net income/(loss)	11.32	10.73	19.66	18.70	(2.30)	(1.14)	(2.42)	(1.18)
Net asset value, March 31, 2024	$79.50	$75.08	$85.05	$80.66	$70.44	$47.22	$73.89	$50.24

Ratios to average net assets
Net investment income/(loss)	-3.39%	-3.39%	-6.78%	-6.78%	-2.46%	-2.46%	-2.46%	-2.46%
Expenses before incentive fees (3)(4)	3.65%	3.65%	7.23%	7.23%	2.87%	2.87%	2.87%	2.87%
Expenses after incentive fees (3)(4)	3.65%	3.65%	7.23%	7.23%	2.87%	2.87%	2.87%	2.87%
Total return before incentive fees (2)	16.61%	16.67%	30.07%	30.18%	-3.17%	-2.36%	-3.17%	-2.29%
Total return after incentive fees (2)	16.61%	16.67%	30.07%	30.18%	-3.17%	-2.36%	-3.17%	-2.29%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2023	$62.63	$83.01	$111.93	$97.44	$97.10	$45.97	$60.98	$80.92
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(1.22)	(0.97)	(1.30)	(1.13)	(1.13)	(0.84)	(0.63)	(0.84)
Net gain/(loss) on investments, net of non-controlling interests	10.95	14.59	19.68	17.18	17.13	8.91	11.88	15.77
Net income/(loss)	9.73	13.62	18.38	16.05	16.00	8.07	11.25	14.93
Net asset value, March 31, 2024	$72.36	$96.63	$130.31	$113.49	$113.10	$54.04	$72.23	$95.85

Ratios to average net assets
Net investment income/(loss)	-7.40%	-4.39%	-4.39%	-4.39%	-4.39%	-6.95%	-3.95%	-3.95%
Expenses before incentive fees (3)(4)	7.41%	4.40%	4.40%	4.40%	4.40%	6.95%	3.95%	3.95%
Expenses after incentive fees (3)(4)	7.41%	4.40%	4.40%	4.40%	4.40%	6.95%	3.95%	3.95%
Total return before incentive fees (2)	15.54%	16.41%	16.42%	16.47%	16.48%	17.55%	18.45%	18.45%
Total return after incentive fees (2)	15.54%	16.41%	16.42%	16.47%	16.48%	17.55%	18.45%	18.45%

Incentive fee per share	-	-	-	-	-		-	-
Incentive Fee to ANA	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2023	$134.60	$222.53	$106.45	$141.20	$188.97
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(3.16)	(3.27)	(2.14)	(1.73)	(2.30)
Net gain/(loss) on investments, net of non-controlling interests	53.12	88.15	17.35	23.11	30.92
Net income/(loss)	49.96	84.88	15.21	21.38	28.62
Net asset value, March 31, 2024	$184.56	$307.41	$121.66	$162.58	$217.59

Ratios to average net assets
Net investment income/(loss)	-8.01%	-5.00%	-7.66%	-4.65%	-4.65%
Expenses before incentive fees (3)(4)	8.01%	5.00%	7.66%	4.65%	4.65%
Expenses after incentive fees (3)(4)	8.01%	5.00%	7.66%	4.65%	4.65%
Total return before incentive fees (2)	37.12%	38.14%	14.28%	15.14%	15.15%
Total return after incentive fees (2)	37.12%	38.14%	14.28%	15.14%	15.15%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the consolidated statements of operations of the Series.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

For the three months ended March 31, 2023

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2022	$96.37	$90.72	$94.64	$89.45	$109.65	$71.93	$115.03	$76.29
Net operating results:
Interest income	0.04	0.03	0.09	0.09	0.05	0.03	0.05	0.04
Expenses	(0.85)	(0.80)	(1.44)	(1.36)	(0.37)	(0.24)	(0.39)	(0.26)
Net gain/(loss) on investments, net of non-controlling interests	(17.98)	(16.87)	(19.98)	(18.84)	(10.15)	(6.69)	(10.65)	(7.04)
Net income/(loss)	(18.80)	(17.64)	(21.33)	(20.12)	(10.47)	(6.89)	(10.99)	(7.26)
Net asset value, March 31, 2023	$77.57	$73.08	$73.31	$69.33	$99.18	$65.04	$104.04	$69.03

Ratios to average net assets
Net investment income/(loss)	-3.74%	-3.74%	-6.29%	-6.29%	-2.44%	-2.44%	-2.44%	-2.70%
Expenses before incentive fees (3)(4)	3.91%	3.91%	6.72%	6.72%	3.04%	3.04%	3.04%	3.38%
Expenses after incentive fees (3)(4)	3.91%	3.91%	6.72%	6.72%	2.64%	3.04%	3.04%	2.90%
Total return before incentive fees (2)	-19.50%	-19.45%	-22.54%	-22.49%	-9.95%	-9.58%	-9.95%	-10.00%
Total return after incentive fees (2)	-19.50%	-19.45%	-22.54%	-22.49%	-9.55%	-9.58%	-9.55%	-9.52%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2022	$99.17	$127.56	$172.01	$149.47	$148.96	$71.23	$91.71	$121.70
Net operating results:
Interest income	0.01	0.01	0.02	0.01	0.01	0.00	0.00	0.00
Expenses	(1.77)	(1.40)	(1.89)	(1.64)	(1.63)	(1.02)	(0.68)	(0.91)
Net gain/(loss) on investments, net of non-controlling interests	(21.73)	(28.10)	(37.88)	(32.89)	(32.78)	(16.57)	(21.45)	(28.47)
Net income/(loss)	(23.48)	(29.49)	(39.75)	(34.52)	(34.40)	(17.59)	(22.14)	(29.38)
Net asset value, March 31, 2023	$75.69	$98.07	$132.26	$114.95	$114.56	$53.64	$69.57	$92.32

Ratios to average net assets
Net investment income/(loss)	-7.95%	-4.87%	-4.87%	-4.87%	-4.87%	-6.25%	-3.26%	-3.26%
Expenses before incentive fees (3)(4)	7.99%	4.91%	4.91%	4.91%	4.91%	6.25%	3.26%	3.26%
Expenses after incentive fees (3)(4)	7.99%	4.91%	4.91%	4.91%	4.91%	6.25%	3.26%	3.26%
Total return before incentive fees (2)	-23.68%	-23.12%	-23.11%	-23.09%	-23.09%	-24.69%	-24.14%	-24.14%
Total return after incentive fees (2)	-23.68%	-23.12%	-23.11%	-23.09%	-23.09%	-24.69%	-24.14%	-24.14%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2022	$185.27	$297.25	$154.14	$198.42	$265.55
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(3.38)	(3.45)	(2.59)	(2.00)	(2.68)
Net gain/(loss) on investments, net of non-controlling interests	(34.07)	(54.88)	(28.45)	(36.77)	(49.21)
Net income/(loss)	(37.44)	(58.33)	(31.03)	(38.77)	(51.89)
Net asset value, March 31, 2023	$147.83	$238.92	$123.11	$159.65	$213.66

Ratios to average net assets
Net investment income/(loss)	-8.20%	-5.21%	-7.48%	-4.49%	-4.49%
Expenses before incentive fees (3)(4)	8.20%	5.21%	7.48%	4.49%	4.49%
Expenses after incentive fees (3)(4)	8.20%	5.21%	7.48%	4.49%	4.49%
Total return before incentive fees (2)	-20.21%	-19.62%	-20.13%	-19.54%	-19.54%
Total return after incentive fees (2)	-20.21%	-19.62%	-20.13%	-19.54%	-19.54%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the consolidated statements of operations of the Series.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of March 31, 2024 and 2023 is included in the consolidated condensed schedules of investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the Three Months Ended March 31, 2024

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	-	-

For the Three Months Ended March 31, 2023

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	312	300

The following tables summarize the consolidated trading revenues for the three months ended March 31, 2024 and 2023 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended March 31, 2024

Type of contract	Frontier Balanced Fund

Agriculturals	$-
Currencies	-
Energies	-
Interest rates	-
Metals	-
Stock indices	-
Realized trading income/(loss)(1)	$-

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended March 31, 2024

Type of contract	Frontier Balanced Fund

Agriculturals	$-
Currencies	-
Energies	-
Interest rates	-
Metals	-
Stock indices	-
Change in unrealized trading income/(loss)(1)	$-

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the consolidated statements of financial condition as of March 31, 2024 and December 31, 2023.

As of March 31, 2024

Frontier Balanced Fund	Gross Amounts of recognized Derivative Assets/Liabilities	Gross Amounts offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition
Open Trade Equity/(Deficit)	$-	$-	$-

As of December 31, 2023

Frontier Balanced Fund	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition
Open Trade Equity/(Deficit)	$14,434	$(28,868)	$(14,434)

9. Trading Activities and Related Risks

The purchase and sale of futures and options on futures contracts require margin deposits with FCMs. Additional deposits may be necessary for any loss on contract value. The Commodities Exchange Act (“CEA”) requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property (for example, U.S. treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

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

From April 1, 2024 throughMay 15, 2024, Frontier Balanced Fund, Frontier Diversified Fund, Frontier Heritage Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Select Fund and Frontier Global Fund paid $209,258, $0, $40,895, $0, $16,386, $12,126 and $24,452, respectively, in redemptions.

Frontier Funds

Combined Consolidated Statements of Financial Condition

March 31, 2024 (Unaudited) and December 31, 2023

	March 31, 2024	December 31, 2023

ASSETS

Cash and cash equivalents	$717,463	$671,592
U.S. Treasury securities, at fair value	37,595	37,939
Receivable from futures commission merchants	-	769,384
Investments in private investment companies, at fair value	12,384,979	10,539,963
Interest receivable	2,171	2,645

Total Assets	$13,142,208	$12,021,523

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$-	$14,434
Redemptions payable	30,935	24,908
Incentive fees payable to Managing Owner	-	692
Management fees payable to Managing Owner	-	2,440
Interest payable to Managing Owner	2,307	2,199
Trading fees payable to Managing Owner	44,801	43,957
Service fees payable to Managing Owner	18,526	16,930
Risk analysis fees payable	-	11,307
Subscriptions in advance for service fee rebates	740,362	733,996
Other liabilities	3,067	2,725

Total Liabilities	839,998	853,588

OWNERS’ CAPITAL
Managing Owner Units	130,579	118,288
Limited Owner Units	12,171,631	11,049,647

Total Owners’ Capital	12,302,210	11,167,935

Total Liabilities and Owners’ Capital	$13,142,208	$12,021,523

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Condensed Schedule of Investments (Unaudited)

March 31, 2024

	Fair	% of Total Capital
Description	Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (1)
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC	$152,697	1.24%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	1,588,739	12.91%
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	501,167	4.07%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	602,113	4.89%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	222,279	1.81%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,491,426	12.12%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	4,768,025	38.76%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	1,503,858	12.22%
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	1,282,050	10.42%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	272,625	2.22%
Total Private Investment Companies	$12,384,979	100.66%
U.S. TREASURY SECURITIES

FACE VALUE

US Treasury Note 6.875% due 08/15/2025	$37,595	0.31%
Total U.S. Treasury Securities	$37,595	0.31%

(1)	See Notes to Combined Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Condensed Schedule of Investments
December 31, 2023

	Fair	% of Total Capital
Description	Value	(Net Asset Value)
SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(14,434)	-0.13%
Total Short Futures Contracts	$(14,434)	-0.13%
Total Open Trade Equity (Deficit)	$(14,434)	-0.13%

PRIVATE INVESTMENT COMPANIES (1)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$437,641	3.92%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	628,452	5.63%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	1,086,717	9.73%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	226,291	2.03%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,578,249	14.13%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	4,345,038	38.91%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	1,757,178	15.73%
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC	149,233	1.34%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	331,164	2.97%
Total Private Investment Companies	$10,539,963	94.39%
U.S. TREASURY SECURITIES

US Treasury Note 6.875% due 08/15/2025	37,939	0.34%
Total U.S. Treasury Securities	$37,939	0.34%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Notes to Combined Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

	March 31, 2024	March 31, 2023

Investment income:
Interest - net	$2,272	$3,283

Total Income	2,272	3,283

Expenses:
Incentive Fees (rebate)	-	(5,126)
Management Fees	-	4,238
Risk analysis Fees	-	970
Service Fees - Class 1	56,240	94,140
Due Diligence Fees	597	1,057
Trading Fees	125,604	213,256
Total Expenses	182,441	308,535

Investment income/(loss) - net	(180,169)	(305,252)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	-	(286,481)
Net unrealized gain/(loss) on private investment companies	1,955,427	(4,179,241)
Net realized gain/(loss) on private investment companies	72,147	254,335
Net change in open trade equity/(deficit)	-	1,477
Net realized gain/(loss) on U.S. Treasury securities	(3,217)	(8,943)
Net unrealized gain/(loss) on U.S. Treasury securities	(344)	652
Trading commissions	-	(2,532)

Net gain/(loss) on investments	2,024,013	(4,220,733)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$1,843,844	$(4,525,985)

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Statements of Changes in Owners’ Capital (Unaudited)
for the Three Months Ended March 31, 2024

	Managing Owner	Limited Owners	Total

Owners’ Capital, December 31, 2023	$118,288	$11,049,647	$11,167,935

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	(7,330)	(702,239)	(709,569)
Payment made by Related Party	-	-	-
Payment made by Managing Owner	-	-	-
Net increase/(decrease) in Owners’	19,621	1,824,223	1,843,844
Capital resulting from operations

Owners’ Capital, March 31, 2024	$130,579	$12,171,631	$12,302,210

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds
Combined Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

	March 31, 2024	March 31, 2023

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$1,843,844	$(4,525,985)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	(14,434)	(1,477)
Net change in ownership allocation of U.S. Treasury Securities	2,776	3,397
Net unrealized (gain)/loss on private investment companies	(1,955,427)	4,179,242
Net realized (gain)/loss on private investment companies	(72,147)	(254,335)
Net unrealized (gain)/loss on U.S. Treasury securities	344	(652)
Net realized (gain)/loss on U.S. Treasuries securities	3,217	8,943
(Purchases) sales of:
(Purchases) of U.S. Treasury securities	(8,266)	(601,661)
Sales of U.S. Treasury securities	-	953,242
(Purchases) of Private Investment Companies	(1,700,312)	(642,173)
Sales of Private Investment Companies	1,882,871	1,729,295
U.S. Treasury interest and premium paid/amortized	2,272	3,283
Increase and/or decrease in:
Receivable from futures commission merchants	769,384	(124,878)
Interest receivable	474	9,374
Other assets	-	(1,170)
Incentive fees payable to Managing Owner	(692)	(692)
Management fees payable to Managing Owner, net of change in receivable	(2,440)	(154)
Interest payable to Managing Owner	108	(2,064)
Trading fees payable to Managing Owner	844	(14,160)
Service fees payable to Managing Owner	1,596	(6,629)
Risk analysis fees payable	(11,307)	(130)
Subscriptions in advance for service fee rebates	6,366	7,078
Other liabilities	342	911

Net cash provided by operating activities	749,413	718,605

Cash Flows from Financing Activities:
Payment for redemption of capital	(709,569)	(687,561)
Redemptions payable	6,027	(67,530)

Net cash provided by (used in) financing activities	(703,542)	(755,091)

Net increase (decrease) in cash and cash equivalents	45,871	(36,486)

Cash and cash equivalents, beginning of period	671,592	430,193
Cash and cash equivalents, end of period	$717,463	$393,707

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

As of March 31, 2024, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into two separate Classes—Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund and Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Global Fund, separates Units into two separate Classes—Class 1 and Class 2. The Trust, with respect to the Frontier Balanced Fund, separates Units into five separate Classes—Class 1, Class 1AP, Class 2, Class 2a and Class 3a. The Trust, with respect to the Frontier Long/Short Commodity Fund, separates Units into four separate Classes—Class 2, Class 2a, Class 3 and Class 3a.

Between April 15, 2016 and May 10, 2017, a portion of the interests in Frontier Trading Company I, LLC and all of the interests in Frontier Trading Company VII, LLC, Frontier Trading Company XV, LLC, and Frontier Trading Company XXIII LLC held by Frontier Diversified Fund, Frontier Masters Fund, Frontier Select Fund, Frontier Balanced Fund and Frontier Long/Short Commodity Fund were exchanged for equivalent interests in the Galaxy Plus Managed Account Platform (“Galaxy Plus Platform”) which is an unaffiliated, third-party managed account platform. The assets of Frontier Trading Company I, LLC, which included exposure to Quantmetrics Capital Management LLP’s Multi-Strategy Program, Quantitative Investment Management, LLC’s Quantitative Global Program, Quest Partners LLC’s Quest Tracker Index Program, Chesapeake Capital Management, LLC’s Diversified Program, and Doherty Advisors LLC’s Relative Value Moderate Program, the assets of Frontier Trading Company VII, LLC, which included exposure to Emil van Essen LLC’s Multi-Strategy Program, Red Oak Commodity Advisors, Inc.’s Fundamental Diversified Program, Rosetta Capital Management, LLC’s Rosetta Trading Program, and Landmark Trading Company’s Landmark Program, the assets of Frontier Trading Company XV, LLC, which included exposure to Transtrend B.V.’s TT Enhanced Risk (USD) Program, and the assets of Frontier Trading Company XXIII, LLC which included exposure to Fort L.P.’s Global Contrarian Program have been transferred to individual Delaware limited liability companies (“Master Funds”) in the Galaxy Plus Platform. Each Master Fund is sponsored and operated by New Hyde Park. New Hyde Park has contracted with the Trading Advisors to manage the portfolios of the Master Funds pursuant to the advisors’ respective program. For those Series that invest in Galaxy Plus Platform, approximately 75%-95% of those Series assets are used to support the margin requirements of the Master Funds. The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in the Galaxy Plus Platform, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

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

Receivable from Futures Commission Merchants—The Trust deposits assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of March 31, 2024 and December 31, 2023 included restricted cash for margin requirements of $0 and $769,384 for the Frontier Balanced Fund.

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

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the combined consolidated financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the quarter ended March 31, 2024.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2023, 2022 and 2021, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2024 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $740,362 and $733,996 as of March 31, 2024 and December 31, 2023, respectively.

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

The Trust uses the following methodologies to value instruments within its financial asset portfolio at fair value:

Trading Securities. These instruments include open trade equity positions (futures contracts) that are actively traded on public markets with quoted pricing for corroboration. Futures contracts are reported at fair value using Level 1 inputs. Trading securities instruments further include open trade equity positions (trading options and currency forwards) that are quoted prices for identical or similar assets that are not traded on active markets. Trading options and currencies are reported at fair value using Level 2 inputs. As of March 31, 2024, the Trust did not hold any open trade equity position.

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

Swap contracts are reported at fair value upon daily reports from the counterparty. In addition, a third party takes the inputs from the counterparty, makes certain adjustments, and runs it through their pricing model to come up with their daily price. The fair value measurements of the swap contracts are valued using unadjusted inputs that were not internally developed. The Managing Owner reviews and compares approved current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, as well as from the third party. Differences in prices exceeding 5% are investigated. Unexplainable differences are escalated to the Managing Owner’s Valuation Committee for evaluation and resolution. The Swap Contracts are reported at fair value using Level 3 inputs. The Trust did not hold any swap contacts as of March 31, 2024.

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

The following table summarizes the instruments that comprise the Trust’s combined consolidated financial asset portfolio, in aggregate, measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

March 31, 2024	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$-	$-	$-	$-
U.S. Treasury Securities	37,595	-	-	37,595

December 31, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$(14,434)	$-	$-	$(14,434)
U.S. Treasury Securities	37,939	-	-	37,939

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

The following table summarizes the Trust’s equity in earnings from each of the private investment companies during the three months ended March 31, 2024 and 2023:

Three months ended March 31, 2024 and 2023

	Three Months Ended March, 2024				Three Months Ended March, 2023
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)

Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(4,843)	$225,379	$1,176,698	$1,397,234	$(5,837)	$193,668	$(1,628,123)	$(1,440,292)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(1,334)	(132,423)	230,274	96,517	(1,961)	(130,682)	13,972	(118,671)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(42)	(7,524)	(14,462)	(22,028)	(111)	1,090	(3,439)	(2,460)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(2,414)	(43,254)	57,324	11,656	(6,020)	(8,331)	(300,014)	(314,365)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(2,012)	20,455	56,641	75,084	(2,177)	57,707	(539,645)	(484,115)
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC		245	(4,295)	(4,050)	-	7,697	(36,516)	(28,819)
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(4,983)	(4,362)	(131,430)	(140,775)	-	-	-	-
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(5,466)	12,055	59,589	66,178	(8,660)	173,493	(1,013,843)	(849,010)
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC	(162)	-	(3,057)	(3,219)	(252)	(763)	(32,231)	(33,246)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(969)	1,576	550,782	551,389	(1,568)	(39,544)	(613,100)	(654,212)

Total	$(22,225)	$72,147	$1,978,064	$2,027,986	$(26,586)	$254,335	$(4,152,939)	$(3,925,190)

The Trust’s investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions

Frontier Funds
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (552) LLC	24 hours	Daily	None
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

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

As of March 31, 2024, the Trust had a payable to the Managing Owner in the amounts of $0, $0, $2,307, $44,801 and $18,526 for incentive fees (rebate), management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2023, the Trust had a payable to the Managing Owner in the amounts of $692, $2,440, $2,199, $43,957 and $16,930 for incentive fees (rebate), management fees, interest, trading fees, and service fees, respectively.

For the three months ended March 31, 2024, the Managing Owner earned $0, $0, $0, $56,240 and $125,604 for incentive fees (rebate), management fees, risk analysis fees, service fees, and trading fees, respectively.

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

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund, and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. During the three months ended March 31, 2024 and 2023, the Trust paid $6,149 and $6,015, respectively, of such interest income to the Managing Owner. Such amounts are not included in the combined consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the combined consolidated statements of operations.

7. Financial Highlights

The following information presents the financial highlights of the Trust for the three months ended March 31, 2024, and 2023 This data has been derived from the information presented in the combined consolidated financial statements.

Three months ended March 31

	2024	2023

Ratios to average net assets (1)
Net investment income/(loss) (1)	-6.22%	-6.43%
Expenses before incentive fees (3)	6.29%	6.52%
Expenses after incentive fees (3)	6.29%	6.50%

Total return before incentive fees (2)	15.86%	-23.24%
Total return after incentive fees (2)	15.86%	-23.21%

(1)	Annualized with the exception of incentive fees.

(2)	Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Combined Consolidated Statements of Operations of the Trust.

The Trust financial highlights are calculated based upon the Trust’s combined consolidated financial statements. The combined consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

8. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of March 31, 2024 and 2023 is included in the combined consolidated condensed schedules of investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts. There are embedded management fees in transacting these swaps ranging from 1% to 1.5% based on fair value of swaps and the embedded incentive fees ranging from 15% to 25% based on net new trading profits on swaps.

For the three months ended March 31, 2024 and 2023, the monthly average of futures, forwards and options contracts bought was approximately 0 and 312, respectively and the monthly average of futures, forwards, and options contracts sold was approximately 0 and 300, respectively.

The following tables summarize the Trust’s combined consolidated trading revenues for the three months ended March 31, 2024 and 2023 by contract type:

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended March 31, 2024

Type of contract
Agriculturals	$-
Currencies	-
Energies	-
Interest rates	-
Metals	-
Stock indices	-
Realized trading income/(loss)(1)	$-

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended March 31, 2023

Type of contract
Agriculturals	$(24,078)
Currencies	(117,002)
Energies	29,280
Interest rates	(99,325)
Metals	(14,347)
Stock indices	(61,009)
Realized trading income/(loss)(1)	$(286,481)

(1)	Amounts recorded in the combined consolidated statements of operations under net realized gain(loss) on futures forwards and options.

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended March 31, 2024

Type of contract
Agriculturals	$-
Currencies	-
Energies	-
Interest rates	-
Metals	-
Stock indices	-
Change in unrealized trading income/(loss)(1)	$-

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended March 31, 2023

Type of contract
Agriculturals	$42,199
Currencies	(2,076)
Energies	(6,460)
Interest rates	8,506
Metals	12,781
Stock indices	(53,473)
Change in unrealized trading income/(loss)(1)	$1,477

(1)	Amounts recorded in the combined consolidated statements of operations under net change in open trade equity/(deficit).

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the combined consolidated statements of financial condition as of March 31, 2024 and December 31, 2023:

As of March 31, 2024

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$-	$-	$-

As of December 31, 2023

	Gross Amounts of recognized Derivative Assets	Gross Amounts offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition

Open Trade Equity/(Deficit)	$14,434	$(28,868)	$(14,434)

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

From April 1, 2024 through May 15, 2024, the Trust paid $303,117 in redemptions.

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

The following discussion and tables should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this quarterly report and our 2023 Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Trust, with respect to each Series of Units, engages in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments (including swaps). The Trust allocates funds to affiliated Trading Companies and Galaxy Plus entities, each of which has one-year renewable contracts with its own independent Trading Advisor(s) that will manage all or a portion of the applicable Trading Company’s or Galaxy Plus entity’s assets, and make the trading decisions for the assets of each Series invested in such Trading Company or Galaxy Plus entity. The assets of each Trading Company and Galaxy Plus entity will be segregated from the assets of each other Trading Company and Galaxy Plus entity. The Trust has an investment objective of increasing the value of the Units over the long term (capital appreciation), while controlling risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments (currencies). For additional overview of the Trust’s structure and business activities, see Item 1.

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

For the three months ended March 31, 2024, none of the Series owned a swap investment and, thus, were not subject to any related embedded management and/or incentive fees.

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

As of March 31, 2024, the trading system of each of the major Trading Advisors and the means by which the Series access those Trading Advisors were as follows:

Major Commodity Trading Advisor	Trading System Style	Accessed Through

Aspect Capital Limited	Systematic	Galaxy Plus
Fort, L.P.	Systematic	Galaxy Plus
Horizon3 Investment Management LLP	Systematic	Galaxy Plus*
Quantica Capital AG	Systematic	Galaxy Plus
Quantitative Investment Management, LLC	Systematic	Galaxy Plus
Quest Partners LLC	Systematic	Galaxy Plus
Rosetta Capital Management, LLC	Discretionary	Galaxy Plus
Volt Capital Management AB	Systematic	Galaxy Plus
Welton Investment Partners LLC	Systematic	Galaxy Plus

*	Effective January 11, 2024, Horizon3 Investment Management LLP, previously accessed through Frontier Trading Company I LLC, was changed to be accessed through the Galaxy Plus Fund-Horizon3 Feeder Fund (577) LLC. The trading strategy remains the same.

As of March 31, 2024, the allocation of the assets of each applicable Series of the Trust among the Trading Advisors was as follows:

Allocation as of March 31, 2024 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

Advisor	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Masters Fund	Frontier Balanced Fund	Frontier Select Fund	Frontier Global Fund	Frontier Heritage Fund

Aspect Capital Limited	28%	-	61%	32%	-	100%	62%
Fort, L.P.	14%	-	-	4%	-	-	-
Horizon3 Investment Management LLP	-	-	-	14%	24%	-	32%
Quantica Capital AG	14%	-	29%	16%	63%	-	-
Quantitative Investment Management, LLC	12%	-	-	11%	-	-	-
Quest Partners LLC	24%	-	-	17%	-	-	-
Rosetta Capital Management, LLC	-	55%	-	-	-	-	-
Volt Capital Management AB	-	27%	-	-	-	-	-
Welton Investment Partners LLC	8%	18%	10%	6%	13%	-	6%

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At March 31, 2024, cash deposited at the clearing brokers was $0 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 5.25% to 5.50%, this amount is estimated to be 5.25%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including U.S. treasury securities assets net of premiums and cash held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 75% to 95% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the CEA and regulations there under. The remaining approximately 5% to 25% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of March 31, 2024, total cash and cash equivalents held at banking institutions were $110,291 for the Frontier Diversified Fund, $61,131 for the Frontier Long/Short Commodity Fund, $37,739 for the Frontier Masters Fund, $226,986 for the Frontier Balanced Fund, $72,909 for the Frontier Select Fund, $96,422 for the Frontier Global Fund, and $111,985 for the Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the three months ended March 31, 2024, the redemptions payable were $27,514 for the Frontier Balanced Fund, $3,421 for the Frontier Long/Short Commodity Fund. During the three months ended March 31, 2024, the Trust was able to pay all redemptions on a timely basis.

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

Results of Operations for the Three Months Ended March 31, 2024

Series Returns and Other Information

The returns for each Series and Class of Units for the three months ended March 31, 2024 and 2023, and related information, are discussed below. The activities of the Trust on a combined consolidated basis are explained through the activity of each underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a combined consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during the three months ended March 31, 2024 and 2023. The performance of each Series was impacted over the course of the year by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by, the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For each of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the periods presented.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023.

Frontier Diversified Fund

The Frontier Diversified Fund—Class 2 NAV gained 16.61% and lost 19.50%, respectively, for the three months ended March 31, 2024 and 2023, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV gained 16.67% and lost 19.45%, respectively, for the three months ended March 31, 2024 and 2023.

For the three months ended March 31, 2024, the Frontier Diversified Fund recorded total expenses of $13,585, net investments loss of $12,597, and net realized/unrealized gain on investments of $234,584, resulting in a net increase in Owners’ capital from operations of $221,987. For the three months ended March 31, 2023, the Frontier Diversified Fund recorded total expenses of $25,578, net investments loss of $24,479, and net realized/unrealized loss on investments of $532,709, resulting in a net decrease in Owners’ capital from operations of $557,188.

Please see additional discussion under “Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023–Frontier Diversified Fund.”

Frontier Masters Fund

The Frontier Masters Fund —Class 2 NAV gained 30.07% and lost 22.54%, respectively, for the three months ended March 31, 2024 and 2023, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV gained 30.18% and lost 22.49%, respectively, for the three months ended March 31, 2024 and 2023, net of fees and expenses.

For the three months ended March 31, 2024, the Frontier Masters Fund recorded total expenses of $6,900, net investment loss of $6,476, and net realized/unrealized gain on investments of $108,653, resulting in a net increase in Owners’ capital from operations of $102,177. For the three months ended March 31, 2023, the Frontier Masters Fund recorded total expenses of $10,628, net investment loss of $9,966, and net realized/unrealized loss on investments of $146,752, resulting in a net decrease in Owners’ capital from operations of $156,718.

Please see additional discussion under “Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023 –Frontier Masters Fund.”

Frontier Long/Short Commodity Fund

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 3.17% and lost 9.55%, respectively, for the three months ended March 31, 2024 and 2023, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV lost 3.17% and lost 9.55%, respectively, for the three months ended March 31, 2024 and 2023, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 2a NAV lost 2.36% and lost 9.58%, respectively, for the three months ended March 31, 2024 and 2023, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 2.29% and lost 9.52%, respectively, for the three months ended March 31, 2024 and 2023, net of fees and expenses.

For the three months ended March 31, 2024, the Frontier Long/Short Commodity Fund recorded total expenses of $5,003, net investment loss of $4,302, and net realized/unrealized loss on investments of $18,581, resulting in a net decrease in Owners’ capital from operations of $22,883. For the three months ended March 31, 2023, the Frontier Long/Short Commodity Fund recorded total expenses of $4,592, net investment loss of $3,960, and net realized/unrealized loss on investments of $125,470, resulting in a net decrease in Owners’ capital from operations of $129,430.

Please see additional discussion under “Three Months Ended Month 31, 2024 Compared to Three Months Ended March 31, 2023 –Frontier Long/Short Commodity Fund.”

Frontier Balanced Fund

The Frontier Balanced Fund—Class 1 NAV gained 15.54% and lost 23.68%, respectively, for the three months ended March 31, 2024 and 2023, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV gained 16.42% and lost 23.11%, respectively, for the three months ended March 31, 2024 and 2023, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV gained 16.47% and lost 23.09%, respectively, for the three months ended March 31, 2024 and 2023, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV gained 16.48% and lost 23.09%, respectively, for the three months ended March 31, 2024 and 2023, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV gained 16.41% and lost 23.12%, respectively, for the three months ended March 31, 2024 and 2023, net of fees and expenses.

For the three months ended March 31, 2024, the Frontier Balanced Fund recorded total expenses of $87,093, net investment loss of $86,934, and net realized/unrealized gain on investments of $860,926, resulting in a net increase in Owners’ capital from operations of $773,992. For the three months ended March 31, 2023, the Frontier Balanced Fund recorded total expenses of $147,302, net investment loss of $146,412, and net realized/unrealized loss on investments of $1,985,242, resulting in a net decrease in Owners’ capital from operations of $2,131,654.

Please see additional discussion under “Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023 –Frontier Balanced Fund.”

Frontier Select Fund

The Frontier Select Fund—Class 1 NAV gained 17.55% and lost 24.69%, respectively, for the three months ended March 31, 2024 and 2023, net of fees and expenses; the Frontier Select Fund —Class 2 NAV gained 18.45% and lost 24.14% ,respectively, for the three months ended March 31, 2024 and 2023, net of fees and expenses; the Frontier Select Fund —Class 1AP NAV gained 18.45% and lost 24.14%, respectively, for the three months ended March 31, 2024 and 2023.

For the three months ended March 31, 2024, the Frontier Select Fund recorded total expenses of $13,720, net investment loss of $13,720, and net realized/unrealized gain on investments of $149,713, resulting in a net increase in Owners’ capital from operations of $135,993. For the three months ended March 31, 2023, the Frontier Select Fund recorded total expenses of $20,730, net investment loss of $20,730, and net realized/unrealized loss on investments of $348,169, resulting in a net decrease in Owners’ capital from operations of $368,899.

Please see additional discussion under “Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023 –Frontier Select Fund.”

Frontier Global Fund

The Frontier Global Fund—Class 1 NAV gained 37.12% and lost 20.21%, respectively, for the three months ended March 31, 2024 and 2023, net of fees and expenses; the Frontier Global Fund —Class 2 NAV gained 38.14% and lost 19.62%, respectively, for the three months ended March 31, 2024 and 2023.

For the three months ended March 31, 2024, the Frontier Global Fund recorded total expenses of $25,600, net investment loss of $25,600, and net realized/unrealized gain on investments of $435,363, resulting in a net increase in Owners’ capital from operations of $409,763. For the three months ended March 31, 2023, the Frontier Global Fund recorded total expenses of $50,098, net investment loss of $50,098, and net realized/unrealized loss on investments of $516,862, resulting in a net decrease in Owners’ capital from operations of $566,960.

Please see additional discussion under “Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023 –Frontier Global Fund.”

Frontier Heritage Fund

The Frontier Heritage Fund—Class 1 NAV gained 14.28% and lost 20.13%, respectively, for the three months ended March 31, 2024 and 2023, net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV gained 15.15% and lost 19.54%, respectively for the three months ended March 31, 2024 and 2023, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV gained 15.14% and lost 19.54%, respectively, for the three months ended March 31, 2024 and 2023.

For the three months ended March 31, 2024, the Frontier Heritage Fund recorded total expenses of $30,540, net investment loss of $30,540, and net realized/unrealized gain on investment of $253,355, resulting in a net increase in Owners’ capital from operations of $222,815. For the three months ended March 31, 2023, the Frontier Heritage Fund recorded total expenses of $49,607, net investment loss of $49,607, and net realized/unrealized loss on investments of $565,529, resulting in a net decrease in Owners’ capital from operations of $615,136.

Please see additional discussion under “Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023 –Frontier Heritage Fund.”

Three months ended March 31, 2024 Compared to three Months Ended March 31, 2023

Frontier Diversified Fund

2024

The Frontier Diversified Fund—Class 2 NAV gained 16.61% and lost 19.50%, respectively, for the three months ended March 31, 2024 and 2023, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV gained 16.67% and lost 19.45%, respectively, for the three months ended March 31, 2024 and 2023, net of fees and expenses.

For the three months ended March 31, 2024, the Frontier Diversified Fund recorded total expenses of $13,585, net investments loss of $12,597, and net realized/unrealized gain on investments of $234,584, resulting in a net increase in Owners’ capital from operations of $221,987. For the three months ended March 31, 2023, the Frontier Diversified Fund recorded total expenses of $25,578, net investments loss of $24,479, and net realized/unrealized loss on investments of $532,709, resulting in a net decrease in Owners’ capital from operations of $557,188.

The NAV per Unit, Class 2, increased from $68.18 at December 31, 2023 to $79.50 as of March 31, 2024. The NAV per Unit, Class 3 increased from $64.35 at December 31, 2023 to $75.08 as of March 31, 2024. Total Class 2 subscriptions and redemptions for the period were $0 and $16,120, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $229,179, respectively. Ending capital at March 31, 2024 was $216,893 for Class 2, and $1,233,583 for Class 3. Ending capital at December 31, 2023 was $201,966 for Class 2, and $1,271,822 for Class 3.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Frontier Diversified Fund Class 2 Sector Attributions
Q1 2024 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2024
YTD

Frontier Diversified Fund Class 3 Sector Attributions
Q1 2024 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2024
YTD

Frontier Diversified Fund Class 2 Major Advisors Performance
Q1 2024 and YTD
9.00%
8.00%
7.00%
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Quest Partners
Welton
Non-Major Advisors
Q1 2024
YTD

Frontier Diversified Fund Class 3 Major Advisors Performance
Q1 2024 and YTD
9.00%
8.00%
7.00%
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Quest Partners
Welton
Non-Major Advisors
Q1 2024
YTD

Four of the six sectors which traded in the Frontier Diversified Fund were profitable in Q1 2024 and four of the six were profitable year to date (“YTD”). Agriculturals, Currencies, Energies and Stock Indices were profitable for the quarter while Interest Rates and Metals finished negative for the quarter. Agriculturals, Currencies, Energies and Stock Indices were profitable YTD while Interest Rates and Metals finished negative YTD.

In terms of major CTA performance, Aspect, Fort, Quantica, QIM, Quest and Welton (all six of the major CTAs) in the Frontier Diversified Fund were profitable in Q1 2023 while none finished negative for the quarter. In terms of YTD performance, Aspect, Fort, Quantica, QIM, Quest and Welton were positive YTD while none finished negative YTD.

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

Frontier Masters Fund

2024

The Frontier Masters Fund—Class 2 NAV gained 30.07% and lost 22.54%, respectively, for the three months ended March 31, 2024 and 2023, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV gained 30.18% and lost 22.49%, respectively, for the three months ended March 31, 2024 and 2023, net of fees and expenses.

For the three months ended March 31, 2024, the Frontier Masters Fund recorded total expenses of $6,900, net investment loss of $6,476, and net realized/unrealized gain on investments of $108,653, resulting in a net increase in Owners’ capital from operations of $102,177. For the three months ended March 31, 2023, the Frontier Masters Fund recorded total expenses of $10,628, net investment loss of $9,966, and net realized/unrealized loss on investments of $146,752, resulting in a net decrease in Owners’ capital from operations of $156,718.

The NAV per Unit, Class 2, increased from $65.39 at December 31, 2023 to $85.05 as of March 31, 2024. The NAV per Unit, Class 3, increased from $61.96 at December 31, 2023 to $80.66 as of March 31, 2024. Total Class 2 subscriptions and redemptions for the period were $0 and $0, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $830, respectively. Ending capital at March 31, 2024 was $99,095 for Class 2, and $342,214 for Class 3. Ending capital at December 31, 2023 was $76,186 for Class 2, and $263,776 for Class 3.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids and Commodities sectors.

Frontier Masters Fund Class 2 Sector Attributions
Q1 2024 and YTD
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2024
YTD

Frontier Masters Fund Class 3 Sector Attributions
Q1 2024 and YTD
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2024
YTD

Frontier Masters Fund Class 2 Major Advisors Performance
Q1 2024 and YTD
20.00%
18.00%
16.00%
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
Aspect Capital Ltd
Quantica Capital
Welton
Q1 2024
YTD

Frontier Masters Fund Class 3 Major Advisors Performance
Q1 2024 and YTD
20.00%
18.00%
16.00%
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
Aspect Capital Ltd
Quantica Capital
Welton
Q1 2024
YTD

Four of the six sectors which traded in the Frontier Masters Fund were profitable in Q1 2024 and four of the six were profitable YTD. Agriculturals, Currencies, Energies and Stock Indices were profitable for the quarter while Interest Rates and Metals finished negative for the quarter. Agriculturals, Currencies, Energies and Stock Indices were profitable YTD while Interest Rates and Metals finished negative YTD.

In terms of major CTA performance Aspect, Quantica and Welton (all three major CTAs) were positive for the quarter while none finished negative for the quarter. Aspect, Quantica and Welton were positive YTD while none were negative YTD.

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

Two of the six sectors which traded in the Frontier Masters Fund were profitable in Q1 2024 and two of the six were profitable YTD. Agriculturals and Energies were profitable for Q1 2024 while Currencies, Interest Rates, Metals and Stock Indices finished negative for the quarter. Agriculturals and Energies were profitable YTD while Currencies, Interest Rates, Metals and Stock Indices finished negative YTD.

In terms of major CTA performance no CTAs were positive for the quarter while Aspect, Quantica and Welton finished negative for the quarter. No CTAs were positive YTD while Aspect, Quantica and Welton were negative YTD.

Frontier Long/Short Commodity Fund

2024

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 3.17% and lost 9.55%, respectively, for the three months ended March 31, 2024 and 2023, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 3 NAV lost 3.17% and lost 9.55%, respectively, for the three months ended March 31, 2024 and 2023, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV lost 2.36% and lost 9.58%, respectively, for the three months ended March 31, 2024 and 2023, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 2.29% and lost 9.52%, respectively, for the three months ended March 31, 2024 and 2023, net of fees and expenses.

For the three months ended March 31, 2024, the Frontier Long/Short Commodity Fund recorded total expenses of $5,003, net investment loss of $4,302, and net realized/unrealized loss on investments of $18,581, resulting in a net decrease in Owners’ capital from operations of $22,883. For the three months ended March 31, 2023, the Frontier Long/Short Commodity Fund recorded total expenses of $4,592, net investment loss of $3,960, and net realized/unrealized loss on investments of $125,470, resulting in a net decrease in Owners’ capital from operations of $129,430.

The NAV per Unit, Class 2, decreased from $72.74 as of December 31, 2023 to $70.44 at March 31, 2024. The NAV per Unit, Class 3, decreased from $76.31 as of December 31, 2023 to $73.89 at March 31, 2024. The NAV per Unit, Class 2a, decreased from $48.36 as of December 31, 2023 to $47.22 at March 31, 2024. The NAV per Unit, Class 3a, decreased from $51.42 as of December 31, 2023 to $50.24 at March 31, 2024. Total Class 2 subscriptions and redemptions for the twelve months were $0 and $0, respectively. Total Class 3 subscriptions and redemptions for the three months were $0 and $6,184, respectively. Total Class 2a subscriptions and redemptions for the three months were $0 and $13,542, respectively. Total Class 3a subscriptions and redemptions for the three months were $0 and $3,420, respectively. Ending capital at March 31, 2024 is $7,975 for Class 2, $565,593 for Class 3, $24,495 for Class 2a, and $99,677 for Class 3a. Ending capital at December 31, 2023 is $8,235 for Class 2, $590,578 for Class 3, $39,437 for Class 2a, and $105,519 for Class 3a.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Base Metals, Energies, Grains, Meats, Precious Metals, Financials and Softs sectors, although the majority of the exposure will typically be in the Energies, Metals and Softs sectors.

Frontier Long/Short Commodity Fund Class 2 Sector Attributions
Q1 2024 and YTD
0.00%
-0.50%
-1.00%
-1.50%
-2.00%
-2.50%
-3.00%
-3.50%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q1 2024
YTD

Frontier Long/Short Commodity Fund Class 2A Sector Attributions
Q1 2024 and YTD
0.00%
-0.50%
-1.00%
-1.50%
-2.00%
-2.50%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q1 2024
YTD

Frontier Long/Short Commodity Fund Class 3 Sector Attributions
Q1 2024 and YTD
0.00%
-0.50%
-1.00%
-1.50%
-2.00%
-2.50%
-3.00%
-3.50%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q1 2024
YTD

Frontier Long/Short Commodity Fund Class 3A Sector Attributions
Q1 2024 and YTD
0.00%
-0.50%
-1.00%
-1.50%
-2.00%
-2.50%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q1 2024
YTD

Frontier Long/Short Commodity Fund Class 2
Major Advisors Performance
Q1 2024 and YTD
0.00%
-0.50%
-1.00%
-1.50%
-2.00%
-2.50%
-3.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q1 2024
YTD

Frontier Long/Short Commodity Fund Class 2A
Major Advisors Performance
Q1 2024 and YTD
0.50%
0.00%
-0.50%
-1.00%
-1.50%
-2.00%
-2.50%
-3.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q1 2024
YTD

Frontier Long/Short Commodity Fund Class 3
Major Advisors Performance
Q1 2024 and YTD
0.00%
-0.50%
-1.00%
-1.50%
-2.00%
-2.50%
-3.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q1 2024
YTD

Frontier Long/Short Commodity Fund Class 3A
Major Advisors Performance
Q1 2024 and YTD
0.50%
0.00%
-0.50%
-1.00%
-1.50%
-2.00%
-2.50%
Rosetta
Volt
Welton
Non-Major Advisors
Q1 2024
YTD

None of the seven sectors traded in the Frontier Long/Short Commodity Fund were profitable in Q1 2024 and none of the seven were profitable YTD. Energies, Base Metals, Grains, Meats, Precious Metals, Softs and Financials finished the quarter negative while none finished positive for the quarter. Energies, Base Metals, Grains, Meats, Precious Metals, Softs and Financials finished negative YTD. None were positive YTD.

In terms of major CTA performance, Volt and Welton finished positive for the quarter. Rosetta was negative for the quarter. In terms of YTD performance, Volt and Welton were positive YTD while Rosetta was negative YTD.

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

Frontier Balanced Fund

2024

The Frontier Balanced Fund—Class 1 NAV gained 15.54% and lost 23.68%, respectively, for the three months ended March 31, 2024 and 2023, net of fees and expenses; the Frontier Balanced Fund—Class 2 NAV gained 16.42% and lost 23.11%, respectively, for the three months ended March 31, 2024 and 2023, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV gained 16.47% and lost 23.09%, respectively, for the three months ended March 31, 2024 and 2023, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV gained 16.48% and lost 23.09%, respectively, for the three months ended March 31, 2024 and 2023, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV gained 16.41% and lost 23.12%, respectively, for the three months ended March 31, 2024 and 2023, net of fees and expenses.

For the three months ended March 31, 2024, the Frontier Balanced Fund recorded total expenses of $87,093, net investment loss of $86,934, and net realized/unrealized gain on investments of $860,926, resulting in a net increase in Owners’ capital from operations of $773,992. For the three months ended March 31, 2023, the Frontier Balanced Fund recorded total expenses of $147,302, net investment loss of $146,412, and net realized/unrealized loss on investments of $1,985,242, resulting in a net decrease in Owners’ capital from operations of $2,131,654.

The NAV per Unit, Class 1, increased from $62.63 as of December 31, 2023 to $72.36 at March 31, 2024. The NAV per Unit, Class 1AP, increased from $83.01 as of December 31, 2023 to $96.63 at March 31, 2024. The NAV per Unit, Class 2, increased from $111.93 as of December 31, 2023 to $130.31 at March 31, 2024. For Class 2a, the NAV per Unit increased from $97.44 as of December 31, 2023 to $113.49 at March 31, 2024. For Class 3a, the NAV per Unit increased from $97.10 as of December 31, 2023 to $113.10 at March 31, 2024. Total Class 1 subscriptions and redemptions for the three months were $0 and $217,536, respectively. Total Class 1AP subscriptions and redemptions for the three months were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the three months were $0 and $53,683, respectively. Total Class 2a subscriptions and redemptions for the three months were $0 and $2,750, respectively. Total Class 3a subscriptions and redemptions for the three months were $0 and $0, respectively. Ending capital at March 31, 2024, was $4,174,254 for Class 1, $56,717 for Class 1 AP, $975,889 for Class 2, $17,973 for Class 2a and $332,315 for Class 3a. Ending capital at December 31, 2023, was $3,815,001 for Class 1, $48,720 for Class 1 AP, $889,894 for Class 2, $18,194 for Class 2a and $285,316 for Class 3a.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agricultural sectors.

Frontier Balanced Fund Class 1 Sector Attributions
Q1 2024 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2024
YTD

Frontier Balanced Fund Class 1AP Sector Attributions
Q1 2024 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2024
YTD

Frontier Balanced Fund Class 2 Sector Attributions
Q1 2024 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2024
YTD

Frontier Balanced Fund Class 2A Sector Attributions
Q1 2024 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2024
YTD

Frontier Balanced Fund Class 3A Sector Attributions
Q1 2024 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2024
YTD

Frontier Balanced Fund Class 1 Major Advisors Performance
Q1 2024 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
Aspect Capital Ltd
Fort LP (GC)
Horizon3
Quantica Capital
QIM
Welton
Non-Major Advisors
Q1 2024
YTD

Frontier Balanced Fund Class 1AP Major Advisors Performance
Q1 2024 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
Aspect Capital Ltd
Fort LP (GC)
Horizon3
Quantica Capital
QIM
Welton
Non-Major Advisors
Q1 2024
YTD

Frontier Balanced Fund Class 2 Major Advisors Performance
Q1 2024 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
Aspect Capital Ltd
Fort LP (GC)
Horizon3
Quantica Capital
QIM
Welton
Non-Major Advisors
Q1 2024
YTD

Frontier Balanced Fund Class 2A Major Advisors Performance
Q1 2024 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
Aspect Capital Ltd
Fort LP (GC)
Horizon3
Quantica Capital
QIM
Welton
Non-Major Advisors
Q1 2024
YTD

Frontier Balanced Fund Class 3A Major Advisors Performance
Q1 2024 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
Aspect Capital Ltd
Fort LP (GC)
Horizon3
Quantica Capital
QIM
Welton
Non-Major Advisors
Q1 2024
YTD

Four of the six sectors which traded in the Frontier Balanced Fund were profitable in Q1 2024 and four of the six were profitable YTD. Agriculturals, Currencies, Energies and Stock Indices were profitable for the quarter while Interest Rates and Metals finished negative for the quarter. Agriculturals, Currencies, Energies and Stock Indices were profitable YTD while Interest Rates and Metals finished negative YTD.

In terms of major CTA performance, Aspect, Fort, Quantica, QIM and Welton finished positive for the quarter while Horizon3 finished negative for the quarter. Aspect, Fort, Quantica, QIM and Welton finished positive YTD while Horizon3 was negative YTD.

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

Frontier Select Fund

2024

The Frontier Select Fund—Class 1 NAV gained 17.55% and lost 24.69%, respectively, for the three months ended March 31, 2024 and 2023, net of fees and expenses; the Frontier Select Fund—Class 2 NAV gained 18.45% and lost 24.14%,respectively, for the three months ended March 31, 2024 and 2023, net of fees and expenses; the Frontier Select Fund—Class 1AP NAV gained 18.45% and lost 24.14%, respectively, for the three months ended March 31, 2024 and 2023.

For the three months ended March 31, 2024, the Frontier Select Fund recorded total expenses of $13,720, net investment loss of $13,720, and net realized/unrealized gain on investments of $149,713, resulting in a net increase in Owners’ capital from operations of $135,993. For the three months ended March 31, 2023, the Frontier Select Fund recorded total expenses of $20,730, net investment loss of $20,730, and net realized/unrealized loss on investments of $348,169, resulting in a net decrease in Owners’ capital from operations of $368,899.

The NAV per Unit, Class 1, increased from $45.97 as of December 31, 2023 to $54.04 at March 31, 2024. The NAV per Unit, Class 1AP, increased from $60.98 as of December 31, 2023 to $72.23 at March 31, 2024. The NAV per Unit, Class 2, increased from $80.92 as of December 31, 2023 to $95.85 at March 31, 2024. Total Class 1 subscriptions and redemptions for the three months ended March 31, 2024, were $0 and $29,010, respectively. Total Class 1AP subscriptions and redemptions for the three months ended March 31, 2024, were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the three months ended March 31, 2024, were $0 and $2,614, respectively. Ending capital at March 31, 2024 was $830,726 for Class 1, $8,312 for Class 1AP, and $54,406 for Class 2. Ending capital at December 31, 2023 was $733,700 for Class 1, $7,018 for Class 1AP, and $48,357 for Class 2.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agricultural sectors.

Frontier Select Fund Class 1 Sector Attributions
Q1 2024 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2024
YTD

Frontier Select Fund Class 1AP Sector Attributions
Q1 2024 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2024
YTD

Frontier Select Fund Class 2 Sector Attributions
Q1 2024 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2024
YTD

Frontier Select Fund Class 1 Major Advisor Performance
Q1 2024 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Quantica Capital
Welton
Q1 2024
YTD

Frontier Select Fund Class 1AP Major Advisor Performance
Q1 2024 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Quantica Capital
Welton
Q1 2024
YTD

Frontier Select Fund Class 2 Major Advisor Performance
Q1 2024 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Quantica Capital
Welton
Q1 2024
YTD

Four of the six sectors which traded in the Frontier Select Fund were profitable in Q1 2024 and four of the six were profitable YTD. Agriculturals, Currencies, Energies and Stock Indices were profitable for the quarter while Interest Rates and Metals finished negative for the quarter. Agriculturals, Currencies, Energies and Stock Indices were profitable YTD while Interest Rates and Metals finished negative YTD.

In terms of major CTA performance, Quantica and Welton finished positive for the quarter while Horizon3 finished negative for the quarter. Quantica and Welton finished positive YTD while Horizon3 finished negative YTD.

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

Frontier Global Fund

2024

The Frontier Global Fund—Class 1 NAV gained 37.12% and lost 20.21%, respectively, for the three months ended March 31, 2024 and 2023, net of fees and expenses; the Frontier Global Fund—Class 2 NAV gained 38.14% and lost 19.62%, respectively, for the three months ended March 31, 2024 and 2023, net of fees and expenses.

For the three months ended March 31, 2024, the Frontier Global Fund recorded total expenses of $25,600, net investment loss of $25,600, and net realized/unrealized gain on investments of $435,363, resulting in a net increase in Owners’ capital from operations of $409,763. For the three months ended March 31, 2023, the Frontier Global Fund recorded total expenses of $50,098, net investment loss of $50,098, and net realized/unrealized loss on investments of $516,862, resulting in a net decrease in Owners’ capital from operations of $566,960.

The NAV per Unit, Class 1, increased from $134.60 at December 31, 2023 to $184.56 as of March 31, 2024. The NAV per Unit, Class 2, increased from $222.53 at December 31, 2023 to $307.41 as of March 31, 2024. Total Class 1 subscriptions and redemptions for the period were $0 and $4,407, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $200, respectively. Ending capital at March 31, 2024 was $1,461,471 for Class 1, $47,101 for Class 2. Ending capital at December 31, 2023 was $1,069,125 for Class 1 and $34,291 for Class 2.

Frontier Global Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Global Fund Class 1 Sector Attributions
Q1 2024 and YTD
40.00%
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2024
YTD

Frontier Global Fund Class 2 Sector Attributions
Q1 2024 and YTD
45.00%
40.00%
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2024
YTD

Four of the six sectors which traded in the Frontier Global Fund were profitable in Q1 2024 and four of the six were profitable YTD. Agriculturals, Currencies, Energies and Stock Indices were profitable for the quarter while Interest Rates and Metals finished negative for the quarter. Agriculturals, Currencies, Energies and Stock Indices were profitable YTD while Interest Rates and Metals finished negative YTD.

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

Two of the six sectors which traded in the Frontier Global Fund were profitable in Q1 2023 and two of the six were profitable YTD. Agriculturals and Energies were profitable for Q1 2023 while Currencies, Interest Rates, Metals and Stock Indices finished negative for the quarter. Agriculturals and Energies were profitable YTD while Currencies, Interest Rates, Metals and Stock Indices finished negative YTD.

Frontier Heritage Fund

2024

The Frontier Heritage Fund—Class 1 NAV gained 14.28% and lost 20.13%, respectively, for the three months ended March 31, 2024 and 2023, net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV gained 15.15% and lost 19.54%, respectively for the three months ended March 31, 2024 and 2023, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV gained 15.14% and lost 19.54%, respectively, for the three months ended March 31, 2024 and 2023, net of fees and expenses.

For the three months ended March 31, 2024, the Frontier Heritage Fund recorded total expenses of $30,540, net investment loss of $30,540, and net realized/unrealized gain on investment of $253,355, resulting in a net increase in Owners’ capital from operations of $222,815. For the three months ended March 31, 2023, the Frontier Heritage Fund recorded total expenses of $49,607, net investment loss of $49,607, and net realized/unrealized loss on investments of $565,529, resulting in a net decrease in Owners’ capital from operations of $615,136.

The NAV per Unit, Class 1, increased from $106.45 as of December 31, 2023 to $121.66 at March 31, 2024. The NAV per Unit, Class 1AP, increased from $141.20 as of December 31, 2023 to $162.58 at March 31, 2024. The NAV per Unit, Class 2, increased from $188.97 as of December 31, 2023 to $217.59 at March 31, 2024. Total Class 1 subscriptions and redemptions for the three months were $0 and $70,190, respectively. Total Class 1AP subscriptions and redemptions for the three months were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the three months were $0 and $59,904, respectively. Ending capital at March 31, 2024 was $1,616,576 for Class 1, $10,371 for Class 1AP, and $126,574 for Class 2. Ending capital at December 31, 2023 was $1,483,520 for Class 1, $9,007 for Class 1AP, and $168,273 for Class 2.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Heritage Fund Class 1 Sector Attributions
Q1 2024 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2024
YTD

Frontier Heritage Fund Class 1AP Sector Attributions
Q1 2024 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2024
YTD

Frontier Heritage Fund Class 2 Sector Attributions
Q1 2024 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2024
YTD

Frontier Heritage Fund Class 1 Major Advisors Performance
Q1 2024 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Aspect Capital Ltd
Horizon3
Welton
Q1 2024
YTD

Frontier Heritage Fund Class 1AP Major Advisors Performance
Q1 2024 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Aspect Capital Ltd
Horizon3
Welton
Q1 2024
YTD

Frontier Heritage Fund Class 2 Major Advisors Performance
Q1 2024 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Aspect Capital Ltd
Horizon3
Welton
Q1 2024
YTD

Four of the six sectors which traded in the Frontier Heritage Fund were profitable in Q1 2024 and four of the six were profitable YTD. Agriculturals, Currencies, Energies and Stock Indices were profitable for the quarter while Interest Rates and Metals finished negative for the quarter. Agriculturals, Currencies, Energies and Stock Indices were profitable YTD while Interest Rates and Metals finished negative YTD.

In terms of major CTA performance, Aspect was positive for the quarter while Horizon3and Welton were negative for the quarter. Aspect was positive YTD while Horizon3 and Welton were negative YTD.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of March 31, 2024 and December 31, 2023. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

DOMESTIC EXPOSURE

Frontier Balanced Fund:

	March 31, 2024		December 31, 2023
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	723,899	14.31%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	14,434	0.29%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$738,333	14.60%

Value at Risk: Foreign Markets

The following table presents the portion of trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of March 31, 2024 and December 31, 2023, on foreign markets. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

FOREIGN EXPOSURE

Frontier Balanced Fund:

	March 31, 2024		December 31, 2023
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of March 31, 2024, by market sector.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chairman and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of March 31, 2024 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can only provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of March 31, 2024, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 report entitled Internal Control-Integrated Framework.

Based on that assessment, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust maintained effective internal control over financial reporting as of March 31, 2024.

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

Scope of Exhibit 31 Certifications

The certifications of the Chairman and Chief Financial Officer, and the President and Chief Executive Officer, of the Managing Owner as of March 31, 2024 and as of May 15, 2024 (the date of this filing) are included as Exhibits 31.1 and 31.2, respectively, to this Form 10-Q, and apply not only to the Trust as a whole but also to each Series individually.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no material legal proceedings pending against the Trust, or any of the Series.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the sale of unregistered Units by the Trust for the three months ended March 31, 2024. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Trust claims an exemption from registration of each of the transactions listed below under Section 4(a)(2) of the Securities Act of 1933, as amended, as a sale by an issuer not involving a public offering.

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

Frontier Funds
(Registrant)

Date: May 15, 2024	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 15, 2024	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Balanced Fund,
a Series of Frontier Funds
(Registrant)

Date: May 15, 2024	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 15, 2024	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Fund,
a Series of Frontier Funds
(Registrant)

Date: May 15, 2024	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 15, 2024	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Global Fund,
a Series of Frontier Funds
(Registrant)

Date: May 15, 2024	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 15, 2024	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Fund,
a Series of Frontier Funds (Registrant)

Date: May 15, 2024	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 15, 2024	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long Short Commodity Fund,
a Series of Frontier Funds (Registrant)

Date: May 15, 2024	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 15, 2024	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Fund,
a Series of Frontier Funds (Registrant)

Date: May 15, 2024	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 15, 2024	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Fund,
a Series of Frontier Funds (Registrant)

Date: May 15, 2024	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 15, 2024	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds