Form 10-Q
period 2024-06-30
Frontier Funds; Frontier Heritage Fund; Frontier Masters Fund; Frontier Select Fund; Frontier Long/Short Commodity Fund; Frontier Diversified Fund; Frontier Balanced Fund; Frontier Global Fund
filed 2024-08-14
CIK 1261379, 1389123, 1450722, 1389125, 1389128, 1450720, 1389122, 1389124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The Frontier Funds’ units of beneficial interest are not traded on any market and, accordingly, do not have an aggregate market value. Units outstanding as of June 30, 2024 were: 18,778 for the Frontier Diversified Fund, 5,187 for the Frontier Masters Fund, 6,425 for the Frontier Long/Short Commodity Fund, 63,978 for the Frontier Balanced Fund, 15,845 for the Frontier Select Fund, 7,499 for the Frontier Global Fund and 13,538 for the Frontier Heritage Fund.

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF JUNE 30, 2024, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

ii

PART I. FINANCIAL INFORMATION

Item 1. Series Financial Statements

The Series of Frontier Funds

Consolidated Statements of Financial Condition

June 30, 2024 (Unaudited) and December 31, 2023

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
	6/30/2024	12/31/2023	6/30/2024	12/31/2023	6/30/2024	12/31/2023
ASSETS
Cash and cash equivalents	$60,255	$98,119	$23,966	$25,514	$24,155	$50,991
U.S. Treasury securities, at fair value	2,282	5,543	908	1,441	915	2,881
Investments in private investment companies, at fair value	1,343,654	1,386,373	383,358	341,384	328,178	675,568
Investments in unconsolidated trading companies, at fair value	30,009	33,061	11,936	8,598	12,030	17,181
Interest receivable	171	386	68	100	68	201

Total Assets	$1,436,371	$1,523,482	$420,236	$377,037	$365,346	$746,822

LIABILITIES & CAPITAL

LIABILITIES
Interest payable to Managing Owner	$-	$-	$-	$-	$29	$40
Redemptions payable	-	21,822	-	2,601	-	485
Service fees payable to Managing Owner	41	46	18	17	4	8
Trading fees payable to Managing Owner	4,484	4,735	2,556	2,617	886	1,896
Subscriptions in advance for service fee rebates	22,650	22,650	31,725	31,725	393	393
Other liabilities	1,847	441	737	115	738	231

Total Liabilities	29,022	49,694	35,036	37,075	2,050	3,053

CAPITAL
Managing Owner - Class 2	6,960	6,030	4,166	3,523	415	492
Managing Owner - Class 2a	-	-	-	-	5,079	6,271
Managing Owner - Class 3	9,874	9,964	-	838	-	-
Managing Owner - Class 3a	-	-	-	-	788	923
Limited Owner - Class 2	192,622	195,936	85,922	72,663	6,531	7,743
Limited Owner - Class 2a	-	-	-	-	11,551	33,166
Limited Owner - Class 3	1,197,893	1,261,858	295,112	262,938	252,658	590,578
Limited Owner - Class 3a	-	-	-	-	86,274	104,596

Total Owners’ Capital	1,407,349	1,473,788	385,200	339,962	363,296	743,769

Total Capital	1,407,349	1,473,788	385,200	339,962	363,296	743,769

Total Liabilities and Capital	$1,436,371	$1,523,482	$420,236	$377,037	$365,346	$746,822

Units Outstanding
Class 2	2,536	2,962	1,165	1,165	113	113
Class 2a	N/A	N/A	N/A	N/A	403	816
Class 3	16,242	19,765	4,022	4,257	3,925	7,739
Class 3a	N/A	N/A	N/A	N/A	1,984	2,052

Net Asset Value per Unit
Class 2	$78.69	$68.18	$77.32	$65.39	$61.35	$72.74
Class 2a	N/A	N/A	N/A	N/A	$41.22	$48.36
Class 3	$74.36	$64.35	$73.37	$61.96	$64.36	$76.31
Class 3a	N/A	N/A	N/A	N/A	$43.88	$51.42

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Financial Condition

June 30, 2024 (Unaudited) and December 31, 2023

	Frontier Balanced Fund		Frontier Select Fund
	6/30/2024	12/31/2023	6/30/2024	12/31/2023
ASSETS
Cash and cash equivalents	$172,209	$230,796	$38,686	$91,807
U.S. Treasury securities, at fair value	6,521	13,038	1,465	5,186
Receivable from futures commission merchants	-	769,384	-	-
Investments in private investment companies, at fair value	5,163,118	4,430,486	734,556	688,250
Investments in unconsolidated trading companies, at fair value	85,767	77,766	19,267	30,934
Interest receivable	488	909	110	362

Total Assets	$5,428,103	$5,522,379	$794,084	$816,539

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$-	$14,434	$-	$-
Incentive fees payable to Managing Owner	-	692	-	-
Management fees payable to Managing Owner	-	2,440	-	-
Interest payable to Managing Owner	572	995	245	308
Service fees payable to Managing Owner	8,463	8,793	1,740	1,878
Trading fees payable to Managing Owner	19,825	20,160	2,758	2,305
Risk analysis fees payable	-	11,307	-	-
Subscriptions in advance for service fee rebates	412,937	405,698	22,707	22,558
Other liabilities	5,281	735	1,187	415

Total Liabilities	447,078	465,254	28,637	27,464

CAPITAL
Managing Owner - Class 2	39,226	34,646	8,120	8,611
Managing Owner - Class 2a	17,486	18,194	-	-
Limited Owner - Class 1	3,758,298	3,815,001	710,640	733,700
Limited Owner - Class 1AP	55,160	48,720	7,264	7,018
Limited Owner - Class 2	813,220	855,248	39,423	39,746
Limited Owner - Class 3a	297,635	285,316	-	-

Total Owners’ Capital	4,981,025	5,057,125	765,447	789,075

Total Capital	4,981,025	5,057,125	765,447	789,075

Total Liabilities and Capital	$5,428,103	$5,522,379	$794,084	$816,539

Units Outstanding
Class 1	53,802	60,916	15,162	15,961
Class 1AP	587	587	115	115
Class 2	6,726	7,950	568	598
Class 2a	158	187	N/A	N/A
Class 3a	2,705	2,938	N/A	N/A

Net Asset Value per Unit
Class 1	$69.85	$62.63	$46.87	$45.97
Class 1AP	$93.98	$83.01	$63.12	$60.98
Class 2	$126.73	$111.93	$83.75	$80.92
Class 2a	$110.41	$97.44	N/A	N/A
Class 3a	$110.03	$97.10	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Financial Condition

June 30, 2024 (Unaudited) and December 31, 2023

	Frontier Global Fund		Frontier Heritage Fund
	6/30/2024	12/31/2023	6/30/2024	12/31/2023
ASSETS
Cash and cash equivalents	$59,310	$85,804	$67,271	$88,561
U.S. Treasury securities, at fair value	2,246	4,847	2,548	5,003
Investments in private investment companies, at fair value	1,424,376	1,156,895	1,620,053	1,634,716
Investments in unconsolidated trading companies, at fair value	29,538	28,911	33,503	29,840
Interest receivable	168	338	191	349

Total Assets	$1,515,638	$1,276,795	$1,723,566	$1,758,469

LIABILITIES & CAPITAL

LIABILITIES
Interest payable to Managing Owner	$244	$420	$308	$436
Service fees payable to Managing Owner	3,175	2,704	3,300	3,484
Trading fees payable to Managing Owner	6,371	5,301	6,559	6,943
Subscriptions in advance for service fee rebates	165,514	164,567	88,787	86,405
Other liabilities	1,818	387	2,066	401

Total Liabilities	177,122	173,379	101,020	97,669

CAPITAL
Managing Owner - Class 2	14,616	11,205	18,238	17,591
Limited Owner - Class 1	1,293,252	1,069,125	1,500,043	1,483,520
Limited Owner - Class 1AP	-	-	9,961	9,007
Limited Owner - Class 2	30,648	23,086	94,304	150,682

Total Owners’ Capital	1,338,516	1,103,416	1,622,546	1,660,800

Total Capital	1,338,516	1,103,416	1,622,546	1,660,800

Total Liabilities and Capital	$1,515,638	$1,276,795	$1,723,566	$1,758,469

Units Outstanding
Class 1	7,346	7,943	12,935	13,937
Class 1AP	N/A	N/A	64	64
Class 2	153	154	539	890

Net Asset Value per Unit
Class 1	$176.04	$134.60	$115.97	$106.45
Class 1AP	N/A	N/A	$156.15	$141.20
Class 2	$295.42	$222.53	$208.98	$188.97

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

June 30, 2024 (Unaudited)

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
		% of Total Capital		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$240,745	17.11%	$-	0.00%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	153,024	10.87%	-	0.00%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	349,000	24.80%	-	0.00%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	267,252	18.99%	228,918	59.43%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	184,574	13.12%	73,789	19.16%	135,216	37.22%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	149,059	10.59%	80,651	20.94%	-	0.00%
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC	-	0.00%	-	0.00%	46,032	12.67%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	0.00%	-	0.00%	146,930	40.44%
Total Private Investment Companies	$1,343,654	95.48%	$383,358	99.53%	$328,178	90.33%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$30,009	2.13%	$11,936	3.10%	$12,030	3.31%
Total Investment in Unconsolidated Trading Companies	$30,009	2.13%	$11,936	3.10%	$12,030	3.31%

U.S. TREASURY SECURITIES (1)
	Fair Value		Fair Value		Fair Value
US Treasury Note 6.875% due 08/15/2025	$2,282	0.16%	$908	0.24%	$915	0.25%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value
US Treasury Note 6.875% due 08/15/2025 (1)	$2,230		$887		$894

Additional Disclosure on U.S. Treasury Securities	Cost		Cost		Cost
US Treasury Note 6.875% due 08/15/2025 (1)	$2,377		$945		$953

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

June 30, 2024 (Unaudited)

	Frontier		Frontier
	Balanced Fund		Select Fund
		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$326,910	6.56%	$-	0.00%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	646,068	12.97%	396,878	51.85%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	561,514	11.27%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,111,116	22.31%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,552,809	31.17%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	443,027	8.89%	209,023	27.31%
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	521,674	10.47%	128,655	16.81%
Total Private Investment Companies	$5,163,118	103.64%	$734,556	95.97%

INVESTMENT IN UNCONSOLIDATED COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$85,767	1.72%	$19,267	2.52%
Total Investment in Unconsolidated Trading Companies	$85,767	1.72%	$19,267	2.52%

U.S. TREASURY SECURITIES (1)

	Fair Value		Fair Value
US Treasury Note 6.875% due 08/15/2025	$6,521	0.13%	$1,465	0.19%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (1)	$6,373	$1,432

Additional Disclosure on U.S. Treasury Securities	Cost	Cost
US Treasury Note 6.875% due 08/15/2025 (1)	$6,793	$1,526

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

June 30, 2024 (Unaudited)

	Frontier		Frontier
	Global Fund		Heritage Fund
		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$1,424,376	106.41%	$1,067,993	65.82%
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	-	-	355,333	21.90%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	-	196,727	12.13%
Total Private Investment Companies	$1,424,376	106.41%	$1,620,053	99.85%

INVESTMENT IN UNCONSOLIDATED COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$29,538	2.21%	$33,503	2.06%
Total Investment in Unconsolidated Trading Companies	$29,538	2.21%	$33,503	2.06%

U.S. TREASURY SECURITIES (1)

	Fair Value		Fair Value
US Treasury Note 6.875% due 08/15/2025	$2,246	0.17%	$2,548	0.16%

Additional Disclosure on U.S. Treasury Securities	Face Value	Face Value
US Treasury Note 6.875% due 08/15/2025 (1)	$2,195	$2,489

Additional Disclosure on U.S. Treasury Securities	Cost	Cost
US Treasury Note 6.875% due 08/15/2025 (1)	$2,340	$2,654

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

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

The Series of Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended June 30, 2024 and 2023

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	6/30/2024	6/30/2023	6/30/2024	6/30/2023	6/30/2024	6/30/2023
Investment income:
Interest - net	$1,264	$1,431	$374	$857	$680	$1,682

Total Income	1,264	1,431	374	857	680	1,682

Expenses:
Service Fees - Class 1	134	209	58	76	14	48
Due Diligence Fees	438	667	126	157	35	75
Trading Fees	13,279	20,277	8,227	8,831	3,968	7,718

Total Expenses	13,851	21,153	8,411	9,064	4,017	7,841

Investment (loss) - net	(12,587)	(19,722)	(8,037)	(8,207)	(3,337)	(6,159)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	(5,444)	150,391	(34,761)	54,932	79,011	(129,270)
Net realized gain/(loss) on private investment companies	3,988	102,249	3,009	8,821	(155,924)	5,243
Net realized gain/(loss) on U.S. Treasury securities	(654)	(2,245)	(212)	(1,178)	(440)	(1,520)
Net unrealized gain/(loss) on U.S. Treasury securities	105	(346)	44	(726)	81	(4,194)
Change in fair value of investments in unconsolidated trading companies	875	4,382	234	3,216	548	10,726

Net gain/(loss) on investments	(1,130)	254,431	(31,686)	65,065	(76,724)	(119,015)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(13,717)	234,709	(39,723)	56,858	(80,061)	(125,174)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(13,717)	$234,709	$(39,723)	$56,858	$(80,061)	$(125,174)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 2	$(0.81)	$8.64	$(7.73)	$8.27	$(9.09)	$(10.98)
Class 2a	N/A	N/A	N/A	N/A	$(6.00)	$(6.88)
Class 3	$(0.72)	$8.18	$(7.29)	$7.87	$(9.53)	$(11.51)
Class 3a	N/A	N/A	N/A	N/A	$(6.36)	$(7.27)

The accompanying notes are an integral part of these consolidated financial statements.

The Series of the Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended June 30, 2024 and 2023

	Frontier Balanced Fund		Frontier Select Fund
	6/30/2024	6/30/2023	6/30/2024	6/30/2023
Investment income:
Interest - net	$123	$2,422	$-	$-

Total Income/(loss)	123	2,422	-	-

Expenses:
Management Fees	-	4,280	-	-
Service Fees - Class 1	30,384	40,823	5,791	7,371
Risk analysis Fees	-	1,585	-	-
Trading Fees	62,586	77,658	8,819	8,210

Total Expenses	92,970	124,346	14,610	15,581

Investment (loss) - net	(92,847)	(121,924)	(14,610)	(15,581)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	-	42,983	-	-
Net unrealized gain/(loss) on private investment companies	(113,200)	581,980	(100,716)	24,891
Net realized gain/(loss) on private investment companies	44,503	126,228	(1,063)	32,958
Net change in open trade equity/(deficit)	-	56,628	-	-
Net realized gain/(loss) on U.S. Treasury securities	(1,146)	(6,083)	(486)	(1,621)
Net unrealized gain/(loss) on U.S. Treasury securities	113	(2,004)	89	(1,315)
Trading commissions	-	(2,271)	-	-
Change in fair value of investments in unconsolidated trading companies	(1,700)	6,476	915	5,202

Net gain/(loss) on investments	(71,430)	803,937	(101,261)	60,115

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(164,277)	682,013	(115,871)	44,534

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(164,277)	$682,013	$(115,871)	$44,534

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(2.51)	$7.58	$(7.17)	$2.29
Class 1AP	$(2.65)	$10.64	$(9.11)	$3.52
Class 2	$(3.58)	$14.35	$(12.10)	$4.67
Class 2a	$(3.08)	$12.54	N/A	N/A
Class 3a	$(3.07)	$12.49	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

The Series of the Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended June 30, 2024 and 2023

	Frontier Global Fund		Frontier Heritage Fund
	6/30/2024	6/30/2023	6/30/2024	6/30/2023
Investment income:
Interest - net	$-	$-	$-	$-

Total Income	-	-	-	-

Expenses:
Service Fees - Class 1	10,865	15,576	11,833	16,718
Trading Fees	20,174	27,960	20,515	27,083

Total Expenses	31,039	43,536	32,348	43,801

Investment (loss) - net	(31,039)	(43,536)	(32,348)	(43,801)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	(105,008)	29,795	(55,125)	150,452
Net realized gain/(loss) on private investment companies	68,921	354,004	11,224	151,591
Net realized gain/(loss) on U.S. Treasury securities	(506)	4,801	(632)	(1,335)
Net unrealized gain/(loss) on U.S. Treasury securities	80	712	97	6,174
Change in fair value of investments in unconsolidated trading companies	(42)	(15,159)	(912)	(14,344)

Net gain/(loss) on investments	(36,555)	374,153	(45,348)	292,538

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(67,594)	330,617	(77,696)	248,737

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(67,594)	$330,617	$(77,696)	$248,737

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(8.52)	$25.24	$(5.69)	$13.42
Class 1AP	N/A	N/A	$(6.43)	$18.74
Class 2	$(11.99)	$42.90	$(8.61)	$25.07

The accompanying notes are an integral part of these consolidated financial statements.

The Series of the Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Six Months Ended June 30, 2024 and 2023

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	6/30/2024	6/30/2023	6/30/2024	6/30/2023	6/30/2024	6/30/2023
Investment income:
Interest - net	$2,252	$2,530	$798	$1,519	$1,381	$2,314

Total Income	2,252	2,530	798	1,519	1,381	2,314

Expenses:
Incentive Fees (rebate)	-	-	-	-	-	(5,126)
Service Fees - Class 1	259	435	113	177	35	101
Due Diligence Fees	882	1,443	239	345	75	168
Trading Fees	26,295	44,853	14,959	19,170	8,910	17,290

Total Expenses	27,436	46,731	15,311	19,692	9,020	12,433

Investment (loss) - net	(25,184)	(44,201)	(14,513)	(18,173)	(7,639)	(10,119)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	240,332	(411,711)	73,495	(112,268)	70,794	(260,505)
Net realized gain/(loss) on private investment companies	(5,087)	135,951	3,787	31,798	(165,874)	14,151
Net realized gain/(loss) on U.S. Treasury securities	(1,029)	(3,417)	(375)	(1,831)	(768)	(2,512)
Net unrealized gain/(loss) on U.S. Treasury securities	79	(368)	27	(830)	43	(4,137)
Change in fair value of investments in unconsolidated trading companies	(841)	1,267	33	1,444	500	8,518

Net gain/(loss) on investments	233,454	(278,278)	76,967	(81,687)	(95,305)	(244,485)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	208,270	(322,479)	62,454	(99,860)	(102,944)	(254,604)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$208,270	$(322,479)	$62,454	$(99,860)	$(102,944)	$(254,604)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 2	$10.51	$(10.16)	$11.93	$(13.06)	$(11.39)	$(21.45)
Class 2a	N/A	N/A	N/A	N/A	$(7.14)	$(13.77)
Class 3	$10.01	$(9.46)	$11.41	$(12.25)	$(11.95)	$(22.50)
Class 3a	N/A	N/A	N/A	N/A	$(7.54)	$(14.53)

The accompanying notes are an integral part of these consolidated financial statements.

The Series of the Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Six Months Ended June 30, 2024 and 2023

	Frontier Balanced Fund		Frontier Select Fund
	6/30/2024	6/30/2023	6/30/2024	6/30/2023
Investment income:
Interest - net	$282	$3,312	$-	$-

Total Income/(loss)	282	3,312	-	-

Expenses:
Management Fees	-	8,518	-	-
Service Fees - Class 1	59,994	88,474	11,477	16,992
Risk analysis Fees	-	2,555	-	-
Trading Fees	120,069	172,101	16,853	19,319

Total Expenses	180,063	271,648	28,330	36,311

Investment (loss) - net	(179,781)	(268,336)	(28,330)	(36,311)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	-	(243,498)	-	-
Net unrealized gain/(loss) on private investment companies	796,650	(1,145,914)	32,653	(330,267)
Net realized gain/(loss) on private investment companies	(1,925)	172,326	15,811	43,159
Net change in open trade equity/(deficit)	-	58,105	-	-
Net realized gain/(loss) on U.S. Treasury securities	(2,396)	(9,623)	(834)	(2,630)
Net unrealized gain/(loss) on U.S. Treasury securities	(21)	(1,499)	49	(1,307)
Trading commissions	-	(4,803)	-	-
Change in fair value of investments in unconsolidated trading companies	(2,812)	(6,399)	773	2,991

Net gain/(loss) on investments	789,496	(1,181,305)	48,452	(288,054)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	609,715	(1,449,641)	20,122	(324,365)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$609,715	$(1,449,641)	$20,122	$(324,365)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$7.22	$(15.90)	$0.90	$(15.30)
Class 1AP	$10.97	$(18.85)	$2.14	$(18.62)
Class 2	$14.80	$(25.41)	$2.83	$(24.71)
Class 2a	$12.97	$(21.97)	N/A	N/A
Class 3a	$12.93	$(21.90)	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

The Series of the Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Six Months Ended June 30, 2024 and 2023

	Frontier Global Fund		Frontier Heritage Fund
	6/30/2024	6/30/2023	6/30/2024	6/30/2023
Investment income:
Interest - net	$-	$-	$-	$-

Total Income	-	-	-	-

Expenses:
Service Fees - Class 1	20,305	33,249	23,136	35,533
Trading Fees	36,334	60,385	39,752	57,875

Total Expenses	56,639	93,634	62,888	93,408

Investment (loss) - net	(56,639)	(93,634)	(62,888)	(93,408)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	307,028	(563,839)	103,527	(455,050)
Net realized gain/(loss) on private investment companies	92,858	434,967	106,990	195,380
Net realized gain/(loss) on U.S. Treasury securities	(925)	3,970	(966)	(2,081)
Net unrealized gain/(loss) on U.S. Treasury securities	31	829	57	6,265
Change in fair value of investments in unconsolidated trading companies	(184)	(18,636)	(1,601)	(17,505)

Net gain/(loss) on investments	398,808	(142,709)	208,007	(272,991)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	342,169	(236,343)	145,119	(366,399)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$342,169	$(236,343)	$145,119	$(366,399)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$41.44	$(12.20)	$9.52	$(17.61)
Class 1AP	N/A	N/A	$14.95	$(20.03)
Class 2	$72.89	$(15.43)	$20.01	$(26.82)

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended June 30, 2024

	Frontier Diversified Fund						Frontier Masters Fund
	Class 2	Class 2	Class 3	Class 3	Non-		Class 2	Class 2	Class 3	Class 3	Non-
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, March 31, 2024	$7,032	$209,861	$9,970	$1,223,613	$-	$1,450,476	$4,583	$94,512	$-	$342,214	$-	$441,309

Redemption of Units	-	(15,346)	-	(14,064)	-	(29,410)	-	-	-	(16,386)	-	(16,386)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(72)	(1,893)	(96)	(11,656)	-	(13,717)	(417)	(8,590)	-	(30,716)	-	(39,723)

Owners’ Capital, June 30, 2024	$6,960	$192,622	$9,874	$1,197,893	$-	$1,407,349	$4,166	$85,922	$-	$295,112	-	$385,200

Owners’ Capital - Units, March 31, 2024	89	2,639	133	16,297	0	19,158	53	1,112	-	4,243	0	5,408

Sale of Units (including transfers)	-	-	-	-	0	0	-	-	-	-	0	0
Redemption of Units (including transfers)	-	(192)	-	(188)	0	(380)	-	-	-	(221)	0	(221)

Owners’ Capital - Units, June 30, 2024	89	2,447	133	16,109	0	18,778	53	1,112	-	4,022	0	5,187

Net asset value per unit at March 31, 2024		$79.50		$75.08				$85.05		$80.66
Change in net asset value per unit for the three months ended June 30, 2024		(0.81)		(0.72)				(7.73)		$(7.29)
Net asset value per unit at June 30, 2024		$78.69		$74.36				$77.32		$73.37

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended June 30, 2024

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 2a		Class 3a		Non-
	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, March 31, 2024	$477	$7,498	$565,593	$5,818	$18,677	$902	$98,775	$-	$697,740

Sale of Units	-	-	-	-	-	-	-	-	-
Redemption of Units	-	-	(249,437)	-	(4,946)	-	-	-	(254,383)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(62)	(967)	(63,498)	(739)	(2,180)	(114)	(12,501)	-	(80,061)

Owners’ Capital, June 30, 2024	$415	$6,531	$252,658	$5,079	$11,551	$788	$86,274	$-	$363,296

Owners’ Capital - Units, March 31, 2024	7	106	7,654	123	396	18	1,966	0	10,270

Sale of Units (including transfers)	-	-	-	-	-	-	-	0	0
Redemption of Units (including transfers)	-	-	(3,729)	-	(116)	-	-	0	(3,845)

Owners’ Capital - Units, June 30, 2024	7	106	3,925	123	280	18	1,966	0	6,425

Net asset value per unit at March 31, 2024		$70.44	$73.89		$47.22		$50.24
Change in net asset value per unit for the three months ended June 30, 2024		(9.09)	(9.53)		(6.00)		(6.36)
Net asset value per unit at June 30, 2024		$61.35	$64.36		$41.22		$43.88

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended June 30, 2024

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a	Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Controlling Interests	Total

Owners’ Capital, March 31, 2024	$4,174,254	$56,717	$40,333	$935,556	$17,973	$-	$332,315	$-	$5,557,148

Sale of Units	-	-	-	-	-	-	-	-	-
Redemption of Units	(283,847)	-	-	(101,830)	-	-	(26,169)	-	(411,846)
Transfer of Units In (Out)	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(132,109)	(1,557)	(1,107)	(20,506)	(487)	-	(8,511)	-	(164,277)

Owners’ Capital, June 30, 2024	$3,758,298	$55,160	$39,226	$813,220	$17,486	$-	$297,635	$-	$4,981,025

Owners’ Capital - Units, March 31, 2024	57,684	587	310	7,179	158	-	2,938	0	68,856

Sale of Units (including transfers)	-	-	-	-	-	-	-	0	0
Redemption of Units (including transfers)	(3,882)	-	-	(763)	-	-	(233)	0	(4,878)

Owners’ Capital - Units, June 30, 2024	53,802	587	310	6,416	158	-	2,705	0	63,978

Net asset value per unit at March 31, 2024	$72.36	$96.63		$130.31		$113.49	$113.10
Change in net asset value per unit for the three months ended June 30, 2024	(2.51)	(2.65)		(3.58)		(3.08)	(3.07)
Net asset value per unit at June 30, 2024	$69.85	$93.98		$126.73		$110.41	$110.03

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended June 30, 2024

	Frontier Select Fund						Frontier Global Fund					Frontier Heritage Fund
	Class 1	Class 1AP	Class 2		Non-		Class 1	Class 2		Non-		Class 1	Class 1AP	Class 2		Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total
Owners’ Capital, March 31, 2024	$830,726	$8,312	$9,292	$45,114	$-	$893,444	$1,461,471	$15,209	$31,892	$-	$1,508,572	$1,616,576	$10,371	$18,990	$107,584	$-	$1,753,521

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	(12,126)	-	-	-	-	(12,126)	(102,462)	-	-	-	(102,462)	(44,072)	-	-	(9,207)	-	(53,279)
Transfer of Units In(Out)	-	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(107,960)	(1,048)	(1,172)	(5,691)	-	(115,871)	(65,757)	(593)	(1,244)	-	(67,594)	(72,461)	(410)	(752)	(4,073)	-	(77,696)

Owners’ Capital, June 30, 2024	$710,640	$7,264	$8,120	$39,423	$-	$765,447	$1,293,252	$14,616	$30,648	$-	$1,338,516	$1,500,043	$9,961	$18,238	$94,304	$-	$1,622,546

Owners’ Capital - Units, March 31, 2024	15,373	115	97	471	0	16,056	7,919	49	104	0	8,072	13,288	64	87	495	0	13,934

Sale of Units (including transfers)	-	-	-	-	0	0	-	-	-	0	0	-	-	-	-	0	0
Redemption of Units (including transfers)	(211)	-	-	-	0	(211)	(573)	-	-	0	(573)	(353)	-	-	(43)	0	(396)

Owners’ Capital - Units, June 30, 2024	15,162	115	97	471	0	15,845	7,346	49	104	0	7,499	12,935	64	87	452	0	13,538

Net asset value per unit at March 31, 2024	$54.04	$72.23		$95.85			$184.56		$307.41			$121.66	$162.58		$217.59
Change in net asset value per for the three months ended June 30, 2024	(7.17)	(9.11)		(12.10)			(8.52)		(11.99)			(5.69)	(6.43)		(8.61)
Net asset value per unit at June 30, 2024	$46.87	$63.12		$83.75			$176.04		$295.42			$115.97	$156.15		$208.98

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Six Months Ended June 30, 2024

	Frontier Diversified Fund						Frontier Masters Fund
	Class 2	Class 2	Class 3	Class 3	Non-		Class 2	Class 2	Class 3	Class 3	Non-
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2023	$6,030	$195,936	$9,964	$1,261,858	$-	$1,473,788	$3,523	$72,663	$838	$262,938	$-	$339,962

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	-	(31,466)	(1,400)	(241,843)	-	(274,709)	-	-	(830)	(16,386)	-	(17,216)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	930	28,152	1,310	177,878	-	208,270	643	13,259	(8)	48,560	-	62,454

Owners’ Capital, June 30, 2024	$6,960	$192,622	$9,874	$1,197,893	$-	$1,407,349	$4,166	$85,922	$-	$295,112	-	$385,200

Owners’ Capital - Units, December 31, 2023	89	2,873	155	19,610	0	22,727	53	1,112	14	4,243	0	5,422

Sale of Units(including transfers)	-	-	-	-	0	0	-	-	-	-	0	0
Redemption of Units(including transfers)	-	(426)	(22)	(3,501)	0	(3,949)	-	-	(14)	(221)	0	(235)

Owners’ Capital - Units, June 30, 2024	89	2,447	133	16,109	0	18,778	53	1,112	-	4,022	0	5,187

Net asset value per unit at December 31, 2023		$68.18		$64.35				$65.39		$61.96
Change in net asset value per unit for the six months ended June 30, 2024		10.51		10.01				11.93		$11.41
Net asset value per unit at June 30, 2024		$78.69		$74.36				$77.32		$73.37

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Six Months Ended June 30, 2024

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 2a		Class 3a		Non-
	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2023	$492	$7,743	$590,578	$6,271	$33,166	$923	$104,596	$-	$743,769

Sale of Units	-	-	-	-	-	-	-	-	-
Redemption of Units	-	-	(255,621)	(300)	(18,188)	-	(3,420)	-	(277,529)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(77)	(1,212)	(82,299)	(892)	(3,427)	(135)	(14,902)	-	(102,944)

Owners’ Capital, June 30, 2024	$415	$6,531	$252,658	$5,079	$11,551	$788	$86,274	$-	$363,296

Owners’ Capital - Units, December 31, 2023	7	106	7,739	129	687	18	2,034	0	10,720

Sale of Units (including transfers)	-	-	-	-	-	-	-	0	0
Redemption of Units (including transfers)	-	-	(3,814)	(6)	(407)	-	(68)	0	(4,295)

Owners’ Capital - Units, June 30, 2024	7	106	3,925	123	280	18	1,966	0	6,425

Net asset value per unit at December 31, 2023		$72.74	$76.31		$48.36		$51.42
Change in net for the six months ended June 30, 2024		(11.39)	(11.95)		(7.14)		(7.54)
Net asset value per unit at June 30, 2024		$61.35	$64.36		$41.22		$43.88

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Six Months Ended June 30, 2024

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a	Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2023	$3,815,001	$48,720	$34,646	$855,248	$18,194	$-	$285,316	$-	$5,057,125

Sale of Units	-	-	-	-	-	-	-	-	-
Redemption of Units	(501,383)	-	-	(155,513)	(2,750)	-	(26,169)	-	(685,815)
Transfer of Units In (Out)	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’Capital resulting from operations attributable to controlling interests	444,680	6,440	4,580	113,485	2,042	-	38,488	-	609,715

Owners’ Capital, June 30, 2024	$3,758,298	$55,160	$39,226	$813,220	$17,486	$-	$297,635	$-	$4,981,025

Owners’ Capital - Units, December 31, 2023	60,916	587	310	7,640	187	-	2,938	0	72,578

Sale of Units (including transfers)	-	-	-	-	-	-	-	0	0
Redemption of Units (including transfers)	(7,114)	-	-	(1,224)	(29)	-	(233)	0	(8,600)

Owners’ Capital - Units, June 30, 2024	53,802	587	310	6,416	158	-	2,705	0	63,978

Net asset value per unit at December 31, 2023	$62.63	$83.01		$111.93		$97.44	$97.10
Change in net asset value for the six months ended June 30, 2024	7.22	10.97		14.80		12.97	12.93
Net asset value per unit at June 30, 2024	$69.85	$93.98		$126.73		$110.41	$110.03

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Six Months Ended June 30, 2024

	Frontier Select Fund						Frontier Global Fund					Frontier Heritage Fund
	Class 1	Class 1AP	Class 2		Non-		Class 1	Class 2		Non-		Class 1	Class 1AP	Class 2		Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2023	$733,700	$7,018	$8,611	$39,746	$-	$789,075	$1,069,125	$11,205	$23,086	$-	$1,103,416	$1,483,520	$9,007	$17,591	$150,682	$-	$1,660,800

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	(41,136)	-	(750)	(1,864)	-	(43,750)	(106,869)	(200)	-	-	(107,069)	(114,262)	-	(1,100)	(68,011)	-	(183,373)
Transfer of Units In(Out)	-	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	18,076	246	259	1,541	-	20,122	330,996	3,611	7,562	-	342,169	130,785	954	1,747	11,633	-	145,119

Owners’ Capital, June 30, 2024	$710,640	$7,264	$8,120	$39,423	$-	$765,447	$1,293,252	$14,616	$30,648	$-	$1,338,516	$1,500,043	$9,961	$18,238	$94,304	$-	$1,622,546

Owners’ Capital - Units, December 31, 2023	15,961	115	106	492	0	16,674	7,943	50	104	0	8,097	13,937	64	93	797	0	14,891

Sale of Units(including transfers)	-	-	-	-	0	0	-	-	-	0	0	-	-	-	-	0	0
Redemption of Units(including transfers)	(799)	-	(9)	(21)	0	(829)	(597)	(1)	-	0	(598)	(1,002)	-	(6)	(345)	0	(1,353)

Owners’ Capital - Units, June 30, 2024	15,162	115	97	471	0	15,845	7,346	49	104	0	7,499	12,935	64	87	452	0	13,538

Net asset value per unit at December 31, 2023	$45.97	$60.98		$80.92			$134.60		$222.53			$106.45	$141.20		$188.97
Change in net asset value per for the six months ended June 30, 2024	0.90	2.14		2.83			41.44		72.89			9.52	14.95		20.01
Net asset value per unit at June 30, 2024	$46.87	$63.12		$83.75			$176.04		$295.42			$115.97	$156.15		$208.98

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2024 and 2023

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	6/30/2024	6/30/2023	6/30/2024	6/30/2023	6/30/2024	6/30/2023

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$208,270	$(322,479)	$62,454	$(99,860)	$(102,944)	$(254,604)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	(3,460)	(102,134)	(1,984)	(71,608)	(2,789)	(78,465)
Net unrealized (gain)/loss on U.S. Treasury securities	(79)	368	(27)	830	(43)	4,137
Net realized (gain)/loss on U.S. Treasuries securities	1,029	3,417	375	1,831	768	2,512
Net unrealized (gain)/loss on private investment companies	(240,332)	411,711	(73,495)	112,268	(70,794)	260,505
Net realized (gain)/loss on private investment companies	5,087	(135,951)	(3,787)	(31,798)	165,874	(14,151)
(Purchases) sales of:
Sales of U.S. Treasury securities	3,519	258,831	1,371	143,491	2,649	180,586
(Purchases) of U.S. Treasury securities	-	(134,974)	-	(66,899)	-	(84,972)
U.S. Treasury interest and premium paid/amortized	2,252	2,530	798	1,519	1,381	2,314
(Purchases) of Private Investment Companies	(140,852)	(216,478)	(50,625)	(151,202)	(66,041)	(91,572)
Sale of Private Investment Companies	418,816	607,535	85,933	289,373	318,351	247,134
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	3,052	(16,265)	(3,338)	(12,831)	5,151	(4,534)
Interest receivable	215	420	32	79	133	475
Receivable from related parties	-	(63,558)	-	(34,298)	-	(40,091)
Redemptions receivable from private investment companies	-	(29,957)	-	(21,114)	-	(15,885)
Interest payable to Managing Owner	-	-	-	-	(11)	157
Trading fees payable to Managing Owner	(251)	(2,941)	(61)	(1,439)	(1,010)	(981)
Service fees payable to Managing Owner	(5)	(14)	1	(18)	(4)	(6)
Other liabilities	1,406	1,315	622	954	507	486

Net cash provided by (used in) operating activities	258,667	261,376	18,269	59,278	251,178	113,045

Cash Flows from Financing Activities:
Payments for redemption of units	(274,709)	(284,273)	(17,216)	(45,123)	(277,529)	(124,006)
Change in owner redemptions payable	(21,822)	-	(2,601)	(19,922)	(485)	(12,788)

Net cash provided by (used in) financing activities	(296,531)	(284,273)	(19,817)	(65,045)	(278,014)	(136,794)

Net increase (decrease) in cash and cash equivalents	(37,864)	(22,897)	(1,548)	(5,767)	(26,836)	(23,749)

Cash and cash equivalents, beginning of period	98,119	46,604	25,514	18,560	50,991	38,703
Cash and cash equivalents, end of period	$60,255	$23,707	$23,966	$12,793	$24,155	$14,954

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2024 and 2023

	Frontier Balanced Fund		Frontier Select Fund
	6/30/2024	6/30/2023	6/30/2024	6/30/2023

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$609,715	$(1,449,641)	$20,122	$(324,365)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	-	(58,105)	-	-
Net realized (gain)/loss on futures, forwards and options	(14,434)	-	-	-
Net change in ownership allocation of U.S. Treasury securities	(426)	(60,398)	27	(92,554)
Net unrealized (gain)/loss on U.S. Treasury securities	21	1,499	(49)	1,307
Net realized (gain)/loss on U.S. Treasury securities	2,396	9,623	834	2,630
Net unrealized (gain)/loss on private investment companies	(796,650)	1,145,914	(32,653)	330,267
Net realized (gain)/loss on private investment companies	1,925	(172,326)	(15,811)	(43,159)
(Purchases) sales of:
Sales of U.S. Treasury securities	4,244	724,280	2,909	197,911
(Purchases) of U.S. Treasury securities	-	(512,961)	-	(87,946)
U.S. Treasury interest and premium paid/amortized	282	3,312	-	-
(Purchases) of Private Investment Companies	(884,212)	(831,915)	(255,363)	(103,671)
Sale of Private Investment Companies	946,305	1,986,869	257,521	276,659
Increase and/or decrease in:
Receivable from futures commission merchants	769,384	(160,589)	-	-
Investments in unconsolidated trading companies, at fair value	(8,001)	24,902	11,667	(7,189)
Interest receivable	421	3,429	252	361
Receivable from related parties	-	(157,380)	-	(39,043)
Redemptions receivable from private investment companies	-	(35,357)	-	(8,031)
Incentive fees payable to Managing Owner	(692)	-	-	-
Management fees payable to Managing Owner	(2,440)	(216)	-	-
Interest payable to Managing Owner	(423)	(328)	(63)	563
Trading fees payable to Managing Owner	(335)	(10,644)	453	(1,776)
Service fees payable to Managing Owner	(330)	(4,599)	(138)	(1,267)
Risk analysis fees payable	(11,307)	(117)	-	-
Subscriptions in advance for service fee rebates	7,239	7,621	149	297
Other liabilities	4,546	2,271	772	638

Net cash provided by (used in) operating activities	627,228	455,144	(9,371)	101,632

Cash Flows from Financing Activities:
Payments for redemption of units	(685,815)	(582,734)	(43,750)	(120,252)
Change in owner redemptions payable	-	(35,051)	-	-

Net cash provided by (used in) financing activities	(685,815)	(617,785)	(43,750)	(120,252)

Net increase (decrease) in cash and cash equivalents	(58,587)	(162,641)	(53,121)	(18,620)

Cash and cash equivalents, beginning of period	230,796	221,344	91,807	33,183
Cash and cash equivalents, end of period	$172,209	$58,703	$38,686	$14,563

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2024 and 2023

	Frontier Global Fund		Frontier Heritage Fund
	6/30/2024	6/30/2023	6/30/2024	6/30/2023

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$342,169	$(236,343)	$145,119	$(366,399)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	(922)	389,457	(1,620)	2,152
Net unrealized (gain)/loss on U.S. Treasury securities	(31)	(829)	(57)	(6,265)
Net realized (gain)/loss on U.S. Treasury securities	925	(3,970)	966	2,081
Net unrealized (gain)/loss on private investment companies	(307,028)	563,839	(103,527)	455,050
Net realized (gain)/loss on private investment companies	(92,858)	(434,967)	(106,990)	(195,380)
(Purchases) sale of:
Sales of U.S. Treasury Securities	2,629	(241,922)	3,166	162,917
(Purchases) of U.S. Treasury securities	-	(118,893)	-	(119,718)
(Purchases) of Private Investment Companies	(101,299)	(424,881)	(727,193)	(374,822)
Sale of Private Investment Companies	233,704	1,362,054	952,373	918,742
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	(627)	16,200	(3,663)	27,970
Interest receivable	170	594	158	1,025
Other assets	-	(1,488)	-	(971)
Redemptions receivable from private investment companies	-	(220,297)	-	(293,274)
Interest payable to Managing Owner	(176)	(302)	(128)	(447)
Trading fees payable to Managing Owner	1,070	(3,394)	(384)	(2,346)
Service fees payable to Managing Owner	471	(1,862)	(184)	(1,423)
Payables to related parties	-	211,072	-	-
Due to Managing Owner	-	-	-	123,298
Subscriptions in advance for service fee rebates	947	1,481	2,382	3,816
Other liabilities	1,431	(977)	1,665	(1,687)

Net cash provided by (used in) operating activities	80,575	854,572	162,083	334,319

Cash Flows from Financing Activities:
Payments for redemption of units	(107,069)	(918,270)	(183,373)	(402,667)
Change in owner redemptions payable	-	37,365	-	22,882

Net cash provided by (used in) financing activities	(107,069)	(880,905)	(183,373)	(379,785)

Net increase (decrease) in cash and cash equivalents	(26,494)	(26,333)	(21,290)	(45,466)

Cash and cash equivalents, beginning of period	85,804	26,333	88,561	45,466
Cash and cash equivalents, end of period	$59,310	$-	$67,271	$-

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

As of June 30, 2024, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into two separate Classes—Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund and Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Global Fund, separates Units into two separate Classes—Class 1 and Class 2. The Trust, with respect to the Frontier Balanced Fund, separates Units into five separate Classes—Class 1, Class 1AP, Class 2, Class 2a and Class 3a. The Trust, with respect to the Frontier Long/Short Commodity Fund, separates Units into four separate Classes—Class 2, Class 2a, Class 3 and Class 3a.

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

Receivable from Futures Commission Merchants—The Series of the Trust deposit assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust, with respect to the Series, earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of June 30, 2024 and December 31, 2023 included restricted cash for margin requirements of $0 and $769,384 respectively, for the Frontier Balanced Fund.

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

Income Taxes—The Trust, with respect to the Series, applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust, with respect to the Series’, consolidated financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Series for the quarter ended June 30, 2024.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2023, 2022 and 2021, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2024 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as subscriptions in advance for service fee rebates of $22,650, $393, $31,725, $412,937, $22,707, $165,514 and $88,787 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively, as of June 30, 2024.

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

Swap contracts are reported at fair value upon daily reports from the counterparty. In addition, a third party takes the inputs from the counterparty, makes certain adjustments, and runs it through their pricing model to come up with their daily price. The fair value measurements of the swap contracts are valued using unadjusted inputs that were not internally developed. The Managing Owner reviews and compares approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, as well as from the third party. Differences in prices exceeding 5% are investigated. Unexplainable differences are escalated to the Managing Owner’s Valuation Committee for evaluation and resolution. The Swap contracts are reported at fair value using Level 3 inputs. The Series did not hold any swap contracts as of June 30, 2024.

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

The following table summarizes investment in each Series measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

June 30, 2024	Practical Expedient	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$30,009	$-	$-	$-	$30,009
U.S. Treasury Securities	-	2,282	-	-	2,282
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	11,936	-	-	-	11,936
U.S. Treasury Securities	-	908	-	-	908
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	12,030	-	-	-	12,030
U.S. Treasury Securities	-	915	-	-	915
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	85,767	-	-	-	85,767
U.S. Treasury Securities	-	6,521	-	-	6,521
Frontier Select Fund			-
Investment in Unconsolidated Trading Companies	19,267	-	-	-	19,267
U.S. Treasury Securities	-	1,465	-	-	1,465
Frontier Global Fund			-
Investment in Unconsolidated Trading Companies	29,538	-	-	-	29,538
U.S. Treasury Securities	-	2,246	-	-	2,246
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	33,503	-	-	-	33,503
U.S. Treasury Securities	-	2,548	-	-	2,548

December 31, 2023	Practical Expedient	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$33,061	$-	$-	$-	$33,061
U.S. Treasury Securities	-	5,543	-	-	5,543
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	8,598	-	-	-	8,598
U.S. Treasury Securities	-	1,441	-	-	1,441
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	17,181	-	-	-	17,181
U.S. Treasury Securities	-	2,881	-	-	2,881
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	77,766	-	-	-	77,766
Open Trade Equity (Deficit)	-	(14,434)	-	-	(14,434)
U.S. Treasury Securities	-	13,038	-	-	13,038
Frontier Select Fund
Investment in Unconsolidated Trading Companies	30,934	-	-	-	30,934
U.S. Treasury Securities	-	5,186	-	-	5,186
Frontier Global Fund
Investment in Unconsolidated Trading Companies	28,911	-	-	-	28,911
U.S. Treasury Securities	-	4,847	-	-	4,847
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	29,840	-	-	-	29,840
U.S. Treasury Securities	-	5,003	-	-	5,003

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of June 30, 2024, none of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps or are recorded as collateral within the swap fair value within the Statements of Financial Condition.

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

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024		As of December 31, 2023
	Percentage of		Percentage of
	Series Total		Series Total
	Capital Invested in		Capital Invested in
Series	Unconsolidated Trading Companies	Fair Value	Unconsolidated Trading Companies	Fair Value
Frontier Diversified Series :
Frontier Trading Company XXXVIII	2.13%	$30,009	2.24%	$33,061
Frontier Masters Fund :
Frontier Trading Company XXXVIII	3.10%	$11,936	2.53%	$8,598
Frontier Long/Short Commodity Fund :
Frontier Trading Company XXXVIII	3.31%	$12,030	2.31%	$17,181
Frontier Balanced Fund :
Frontier Trading Company XXXVIII	1.72%	$85,767	1.54%	$77,766
Frontier Select Fund :
Frontier Trading Companies XXXVIII	2.52%	$19,267	3.92%	$30,934
Frontier Global Fund :
Frontier Trading Company XXXVIII	2.21%	$29,538	2.62%	$28,911
Frontier Heritage Fund :
Frontier Trading Company XXXVIII	2.06%	$33,503	1.80%	$29,840

The following tables summarize each of the Series’ equity in earnings from unconsolidated Trading Companies and private investment companies for the three and six months ended June 30, 2024 and 2023.

Three months ended June 30, 2024 and 2023

	Three Months Ended June, 2024				Three Months Ended June, 2023
		Realized	Change in Unrealized	Net		Realized	Change in Unrealized	Net
	Trading Commissions	Gain/ (Loss)	Gain/ (Loss)	Income (Loss)	Trading Commissions	Gain/ (Loss)	Gain/ (Loss)	Income (Loss)

Frontier Balanced Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(1,700)	$(1,700)	$-	$-	$6,476	$6,476
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,698)	59,263	(85,437)	(27,872)	(1,430)	177,676	48,686	224,932
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(950)	(43,691)	95,758	51,117	(776)	(106,606)	176,841	69,459
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(2,215)	(16,614)	89,751	70,922	(4,841)	(11,376)	98,023	81,806
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(1,753)	(1,141)	22,322	19,428	-	-	-	-
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(1,746)	13,973	(14,253)	(2,026)	(1,429)	6,912	98,746	104,229
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(3,336)	21,854	(74,953)	(56,435)	(2,379)	111,014	(141,236)	(32,601)
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC	(615)	10,859	(134,074)	(123,830)	(582)	(51,393)	201,066	149,091
Total	$(12,313)	$44,503	$(102,586)	$(70,396)	$(11,437)	$126,227	$488,602	$603,392

Frontier Global Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(42)	$(42)	$-	$-	$(15,159)	$(15,159)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,635)	68,921	(103,371)	(36,085)	(2,005)	354,004	(50,009)	301,990
Total	$(1,635)	$68,921	$(103,413)	$(36,127)	$(2,005)	$354,004	(65,168)	$286,831

Frontier Select Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$915	$915	$-	$-	$5,202	$5,202
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,143)	4	(19,640)	(20,779)	(1,357)	46,508	(68,489)	(23,338)
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(422)	(2,281)	2,397	(306)	-	-	-	-
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC	(354)	1,214	(81,582)	(80,722)	(265)	(13,549)	77,655	63,841
Total	$(1,919)	$(1,063)	$(97,910)	$(100,892)	$(1,622)	$32,959	$14,368	$45,705

Frontier Heritage Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(912)	$(912)	$-	$-	$(14,344)	$(14,344)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,105)	16,760	(43,362)	(27,707)	(1,751)	126,986	(125,235)	-
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(1,256)	(5,656)	11,291	4,379	-	-	-	-
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,137)	120	(19,558)	(20,575)	(1,008)	24,605	(23,597)	-
Total	$(3,498)	$11,224	$(52,541)	$(44,815)	$(2,759)	$151,591	$(163,176)	$(14,344)

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$548	$548	$-	$-	$10,726	$10,726
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(261)	(35,870)	24,258	(11,873)	(38)	4,982	(61,961)	(57,017)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(960)	(19,995)	(1,579)	(22,534)	(686)	6,365	(18,596)	(12,917)
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC	120	(100,059)	57,355	(42,584)	(254)	(6,105)	(5,065)	(11,424)
Total	$(1,101)	$(155,924)	$80,582	$(76,443)	$(978)	$5,242	$(74,896)	$(70,632)

Frontier Diversified Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$875	$875	$-	$-	$4,382	$4,382
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(298)	15,697	(20,025)	(4,626)	(494)	101,774	(9,823)	91,457
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(694)	(14,529)	51,062	35,839	(597)	-	21,254	20,657
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(591)	(11)	19,311	18,709	(1,370)	(1,745)	17,831	14,716
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(536)	1,204	(4,639)	(3,971)	(503)	3,600	29,921	33,018
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,113)	(156)	(17,753)	(19,022)	(725)	5,535	(21,481)	(16,671)
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC	(138)	1,783	(30,034)	(28,389)	(113)	(6,914)	32,636	25,609
Total	$(3,370)	$3,988	$(1,203)	$(585)	$(3,802)	$102,250	$74,720	$173,168

Frontier Masters Fund
Frontier Trading Company XXXVIII, LLC	$-	$	$234	$234	$-	$-	$3,216	$3,216
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(249)	5,379	(11,455)	(6,325)	(222)	20,168	12,891	32,837
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(427)	(3,483)	(3,625)	(7,535)	(294)	(9,759)	4,669	(5,384)
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC	(82)	1,113	(18,920)	(17,889)	(85)	(1,588)	22,221	20,548
Total	$(758)	$3,009	$(33,766)	$(31,515)	$(601)	$8,821	$42,997	$51,217

Six months ended June 30, 2024 and 2023

	Six Months Ended June, 2024				Six Months Ended June, 2023
		Realized	Change in Unrealized	Net		Realized	Change in Unrealized	Net
	Trading Commissions	Gain/ (Loss)	Gain/ (Loss)	Income (Loss)	Trading Commissions	Gain/ (Loss)	Gain/ (Loss)	Income (Loss)

Frontier Balanced Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(2,812)	$(2,812)	$-	$-	$(6,399)	$(6,399)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(3,313)	94,500	363,217	454,404	(2,790)	228,539	(314,133)	(88,384)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(1,717)	(114,044)	222,512	106,751	(2,016)	(228,956)	230,656	(316)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(4,178)	(50,481)	135,334	80,675	(9,608)	(20,506)	(138,678)	(168,792)
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(4,277)	(2,123)	(39,449)	(45,849)	-	-	-	-
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(3,249)	25,983	33,681	56,415	(3,030)	40,017	(288,321)	(251,334)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(5,593)	31,432	(52,015)	(26,176)	(5,689)	234,143	(577,578)	(349,124)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(1,122)	12,808	157,124	168,810	(1,515)	(80,912)	(144,789)	(227,216)
Total	$(23,449)	$(1,925)	$817,592	$792,218	$(24,648)	$172,325	$(1,239,242)	$(1,091,565)

Frontier Global Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(184)	$(184)	$-	$-	$(18,636)	$(18,636)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(3,162)	92,858	310,191	399,887	(4,042)	434,967	(641,606)	(210,681)
Total	$(3,162)	$92,858	$310,007	$399,703	$(4,042)	$434,967	$(660,242)	$(229,317)

Frontier Select Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$773	$773	$-	$-	$2,991	$2,991
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,900)	17,482	(29,144)	(13,562)	(3,191)	61,230	(263,668)	(205,629)
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(1,008)	(2,684)	(14,694)	(18,386)	-	-	-	-
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(644)	1,013	80,045	80,414	(630)	(18,070)	(80,124)	(98,824)
Total	$(3,552)	$15,811	$36,980	$49,239	$(3,821)	$43,160	$(340,801)	$(301,462)

Frontier Heritage Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(1,601)	$(1,601)	$-	$-	$(17,505)	$(17,505)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(2,188)	119,656	156,076	273,544	(3,436)	148,411	(577,281)	(432,306)
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(3,129)	(8,633)	(41,277)	(53,039)	-	-	-	-
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,793)	(4,033)	(4,163)	(9,989)	(2,295)	46,969	(174,080)	(129,406)
Total	$(7,110)	$106,990	$109,035	$208,915	$(5,731)	$195,380	$(768,866)	$(579,217)

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$500	$500	$-	$-	$8,518	$8,518
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(303)	(43,394)	9,796	(33,901)	(149)	6,072	(65,400)	(59,477)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,640)	(22,421)	8,684	(15,377)	(1,546)	14,946	(112,938)	(99,538)
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC	(42)	(100,059)	54,298	(45,803)	(506)	(6,868)	(37,296)	(44,670)
Total	$(1,985)	$(165,874)	$73,278	$(94,581)	$(2,201)	$14,150	$(207,116)	$(195,167)

Frontier Diversified Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(841)	$(841)	$-	$-	$1,267	$1,267
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(690)	74,833	34,108	108,251	(1,045)	116,658	(153,911)	(38,298)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(1,261)	(76,599)	154,582	76,722	(1,318)	(8,332)	(18,589)	(28,239)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(1,042)	(9,398)	31,052	20,612	(2,623)	(946)	(45,484)	(49,053)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(1,045)	9,649	4,068	12,672	(1,079)	28,202	(122,657)	(95,534)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,948)	(5,862)	(4,730)	(12,540)	(1,677)	10,879	(117,733)	(108,531)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(239)	2,290	27,476	29,527	(270)	(10,509)	(29,179)	(39,958)
Total	$(6,225)	$(5,087)	$245,715	$234,403	$(8,012)	$135,952	$(486,286)	$(358,346)

Frontier Masters Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$33	$33	$-	$-	$1,444	$1,444
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(475)	9,552	49,456	58,533	(426)	45,702	(64,680)	(19,404)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(708)	(6,199)	3,849	(3,058)	(711)	(10,406)	(36,576)	(47,693)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(153)	434	21,527	21,808	(198)	(3,498)	(25,430)	(29,126)
Total	$(1,336)	$3,787	$74,865	$77,316	$(1,335)	$31,798	$(125,242)	$(94,779)

The Series investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions

Frontier Diversified Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

Frontier Masters Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None

Frontier Long/Short Commodity Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (552) LLC	24 hours	Daily	None

Frontier Balanced Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

Frontier Select Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	24 hours	Daily	None

Frontier Global Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

Frontier Heritage Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

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

The following table summarizes fees earned by the Managing Owner for the three and six months ended June 30, 2024 and 2023.

Three Months Ended June 30, 2024	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$134	$13,279
Frontier Masters Fund	-	-	58	8,227
Frontier Long/Short Commodity Fund	-	-	14	3,968
Frontier Balanced Fund	-	-	30,384	62,586
Frontier Select Fund	-	-	5,791	8,819
Frontier Global Fund	-	-	10,865	20,174
Frontier Heritage Fund	-	-	11,833	20,515

Three Months Ended June 30, 2023	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$209	$20,277
Frontier Masters Fund	-	-	76	8,831
Frontier Long/Short Commodity Fund	-	-	48	7,718
Frontier Balanced Fund	-	4,280	40,823	77,658
Frontier Select Fund	-	-	7,371	8,210
Frontier Global Fund	-	-	15,576	27,960
Frontier Heritage Fund	-	-	16,718	27,083

Six Months Ended June 30, 2024	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$259	$26,295
Frontier Masters Fund	-	-	113	14,959
Frontier Long/Short Commodity Fund	-	-	35	8,910
Frontier Balanced Fund	-	-	59,994	120,069
Frontier Select Fund	-	-	11,477	16,853
Frontier Global Fund	-	-	20,305	36,334
Frontier Heritage Fund	-	-	23,136	39,752

Six Months Ended June 30, 2023	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$435	$44,853
Frontier Masters Fund	-	-	177	19,170
Frontier Long/Short Commodity Fund	(5,126)	-	101	17,290
Frontier Balanced Fund	-	8,518	88,474	172,101
Frontier Select Fund	-	-	16,992	19,319
Frontier Global Fund	-	-	33,249	60,385
Frontier Heritage Fund	-	-	35,533	57,875

The following table summarizes fees payable to the Managing Owner as of June 30, 2024 and December 31, 2023.

As of June 30, 2024	Incentive (Rebate) Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$41	$4,484
Frontier Masters Fund	-	-	-	18	2,556
Frontier Long/Short Commodity Fund	-	-	29	4	886
Frontier Balanced Fund	-	-	572	8,463	19,825
Frontier Select Fund	-	-	245	1,740	2,758
Frontier Global Fund	-	-	244	3,175	6,371
Frontier Heritage Fund	-	-	308	3,300	6,559

As of December 31, 2023	Incentive (Rebate) Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$46	$4,735
Frontier Masters Fund	-	-	-	17	2,617
Frontier Long/Short Commodity Fund	-	-	40	8	1,896
Frontier Balanced Fund	692	2,440	995	8,793	20,160
Frontier Select Fund	-	-	308	1,878	2,305
Frontier Global Fund	-	-	420	2,704	5,301
Frontier Heritage Fund	-	-	436	3,484	6,943

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

The following table outlines the interest paid by each Series to the Managing Owner and its ratio to average net assets for the three and six months ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Three Months Ended	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets
Frontier Long/Short Commodity Fund Class 2	$2	$8	0.03%	0.04%
Frontier Long/Short Commodity Fund Class 3	126	293	0.03%	0.04%
Frontier Balanced Fund Class 1	1,828	3,516	0.05%	0.07%
Frontier Balanced Fund Class 1AP	26	40	0.05%	0.07%
Frontier Balanced Fund Class 2	415	798	0.05%	0.07%
Frontier Balanced Fund Class 2a	2	4	0.01%	0.01%
Frontier Balanced Fund Class 3a	29	51	0.01%	0.01%
Frontier Select Fund Class 1	833	1,324	0.11%	0.13%
Frontier Select Fund Class 1AP	8	11	0.10%	0.14%
Frontier Select Fund Class 2	55	78	0.11%	0.14%
Frontier Global Fund Class 1	948	(825)	0.07%	-0.04%
Frontier Global Fund Class 2	31	(38)	0.07%	-0.04%
Frontier Heritage Fund Class 1	1,121	(395)	0.07%	-0.02%
Frontier Heritage Fund Class 1AP	7	(2)	0.07%	-0.02%
Frontier Heritage Fund Class 2	89	(35)	0.07%	-0.02%
Total	$5,520	$4,828

	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Six months ended June 30	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets
Frontier Long/Short Commodity Fund Class 2	$4	$11	0.05%	0.05%
Frontier Long/Short Commodity Fund Class 3	260	403	0.05%	0.05%
Frontier Balanced Fund Class 1	4,293	6,213	0.11%	0.11%
Frontier Balanced Fund Class 1AP	58	69	0.11%	0.11%
Frontier Balanced Fund Class 2	986	1,412	0.11%	0.11%
Frontier Balanced Fund Class 2a	4	7	0.02%	0.02%
Frontier Balanced Fund Class 3a	67	87	0.02%	0.02%
Frontier Select Fund Class 1	1,673	2,088	0.22%	0.18%
Frontier Select Fund Class 1AP	17	17	0.22%	0.19%
Frontier Select Fund Class 2	110	119	0.22%	0.19%
Frontier Global Fund Class 1	1,995	23	0.15%	0.00%
Frontier Global Fund Class 2	65	6	0.15%	0.00%
Frontier Heritage Fund Class 1	1,958	356	0.13%	0.01%
Frontier Heritage Fund Class 1AP	13	2	0.13%	0.01%
Frontier Heritage Fund Class 2	166	30	0.13%	0.01%
Total	$11,669	$10,843

7. Financial Highlights

The following information presents the financial highlights of the Series for the three months ended June 30, 2024, and 2023. This data has been derived from the information presented in the consolidated financial statements.

For the three months ended June 30, 2024

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, March 31, 2024	$79.50	$75.08	$85.05	$80.66	$70.44	$47.22	$73.89	$50.24
Net operating results:
Interest income	0.07	0.07	0.07	0.07	0.08	0.05	0.08	0.06
Expenses	(0.76)	(0.72)	(1.65)	(1.57)	(0.46)	(0.31)	(0.49)	(0.33)
Net gain/(loss) on investments, net of non-controlling interests	(0.12)	(0.07)	(6.15)	(5.79)	(8.71)	(5.74)	(9.12)	(6.09)
Net income/(loss)	(0.81)	(0.72)	(7.73)	(7.29)	(9.09)	(6.00)	(9.53)	(6.36)
Net asset value, June 30, 2024	$78.69	$74.36	$77.32	$73.37	$61.35	$41.22	$64.36	$43.88

Ratios to average net assets
Net investment income/(loss)	-3.42%	-3.42%	-7.66%	-7.66%	-2.33%	-2.33%	-2.33%	-2.33%
Expenses before incentive fees (3)(4)	3.77%	3.77%	8.02%	8.02%	2.80%	2.80%	2.80%	2.80%
Expenses after incentive fees (3)(4)	3.77%	3.77%	8.02%	8.02%	2.80%	2.80%	2.80%	2.80%
Total return before incentive fees (2)	-1.02%	-0.96%	-9.09%	-9.03%	-12.91%	-12.71%	-12.89%	-12.65%
Total return after incentive fees (2)	-1.02%	-0.96%	-9.09%	-9.03%	-12.91%	-12.71%	-12.89%	-12.65%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2024	$72.36	$96.63	$130.31	$113.49	$113.10	$54.04	$72.23	$95.85
Net operating results:
Interest income	0.00	0.00	0.13	0.00	0.00	0.00	0.00	0.00
Expenses	(1.39)	(1.14)	(67.67)	(1.33)	(1.33)	(0.92)	(0.72)	(0.96)
Net gain/(loss) on investments, net of non-controlling interests	(1.12)	(1.51)	63.96	(1.75)	(1.74)	(6.25)	(8.39)	(11.14)
Net income/(loss)	(2.51)	(2.65)	(3.58)	(3.08)	(3.07)	(7.17)	(9.11)	(12.10)
Net asset value, June 30, 2024	$69.85	$93.98	$126.73	$110.41	$110.03	$46.87	$63.12	$83.75

Ratios to average net assets
Net investment income/(loss)	-7.68%	-4.67%	-4.67%	-4.67%	-4.67%	-7.26%	-4.25%	-4.25%
Expenses before incentive fees (3)(4)	7.68%	4.68%	4.68%	4.68%	4.68%	7.26%	4.25%	4.25%
Expenses after incentive fees (3)(4)	7.68%	4.68%	4.68%	4.68%	4.68%	7.26%	4.25%	4.25%
Total return before incentive fees (2)	-3.46%	-2.74%	-2.75%	-2.71%	-2.71%	-13.27%	-12.62%	-12.63%
Total return after incentive fees (2)	-3.46%	-2.74%	-2.75%	-2.71%	-2.71%	-13.27%	-12.62%	-12.63%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2024	$184.56	$307.41	$121.66	$162.58	$217.59
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(3.91)	(4.20)	(2.37)	(1.95)	(2.62)
Net gain/(loss) on investments, net of non-controlling interests	(4.61)	(7.79)	(3.32)	(4.48)	(5.99)
Net income/(loss)	(8.52)	(11.99)	(5.69)	(6.43)	(8.61)
Net asset value, June 30, 2024	$176.04	$295.42	$115.97	$156.15	$208.98

Ratios to average net assets
Net investment income/(loss)	-8.42%	-5.41%	-7.81%	-4.80%	-4.80%
Expenses before incentive fees (3)(4)	8.42%	5.41%	7.81%	4.80%	4.80%
Expenses after incentive fees (3)(4)	8.42%	5.41%	7.81%	4.80%	4.80%
Total return before incentive fees (2)	-4.62%	-3.90%	-4.68%	-3.95%	-3.96%
Total return after incentive fees (2)	-4.62%	-3.90%	-4.68%	-3.95%	-3.96%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the consolidated statements of operations of the Series.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

For the three months ended June 30, 2023

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, March 31, 2023	$77.57	$73.08	$73.31	$69.33	$99.18	$65.04	$104.04	$69.03
Net operating results:
Interest income	0.05	0.05	0.12	0.12	0.15	0.10	0.16	0.10
Expenses	(0.75)	(0.71)	(1.28)	(1.24)	(0.69)	(0.46)	(0.72)	(0.48)
Net gain/(loss) on investments, net of non-controlling interests	9.34	8.84	9.43	8.99	(10.44)	(6.52)	(10.95)	(6.89)
Net income/(loss)	8.64	8.18	8.27	7.87	(10.98)	(6.88)	(11.51)	(7.27)
Net asset value, June 30, 2023	$86.21	$81.26	$81.58	$77.20	$88.20	$58.16	$92.53	$61.76

Ratios to average net assets
Net investment income/(loss)	-3.51%	-3.51%	-6.20%	-6.20%	-2.31%	-2.31%	-2.31%	-2.31%
Expenses before incentive fees (3)(4)	3.77%	3.77%	6.85%	6.85%	2.95%	2.95%	2.95%	2.95%
Expenses after incentive fees (3)(4)	3.77%	3.77%	6.85%	6.85%	2.95%	2.95%	2.95%	2.95%
Total return before incentive fees (2)	11.13%	11.19%	11.28%	11.35%	-11.07%	-10.57%	-11.07%	-10.53%
Total return after incentive fees (2)	11.13%	11.19%	11.28%	11.35%	-11.07%	-10.57%	-11.07%	-10.53%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2023	$75.69	$98.07	$132.25	$114.96	$114.57	$53.64	$69.57	$92.32
Net operating results:
Interest income	0.03	0.04	1.59	0.04	0.04	0.00	0.00	0.00
Expenses	(1.56)	(1.24)	(54.82)	(1.45)	(1.44)	(0.83)	(0.55)	(0.73)
Net gain/(loss) on investments, net of non-controlling interests	9.11	11.84	67.58	13.95	13.89	3.12	4.07	5.40
Net income/(loss)	7.58	10.64	14.35	12.54	12.49	2.29	3.52	4.67
Net asset value, June 30, 2023	$83.27	$108.71	$146.60	$127.50	$127.06	$55.93	$73.09	$96.99

Ratios to average net assets
Net investment income/(loss)	-7.77%	-4.67%	-4.67%	-4.67%	-4.67%	-6.13%	-3.13%	-3.13%
Expenses before incentive fees (3)(4)	7.90%	4.81%	4.81%	4.81%	4.81%	6.13%	3.13%	3.13%
Expenses after incentive fees (3)(4)	7.90%	4.81%	4.81%	4.81%	4.81%	6.13%	3.13%	3.13%
Total return before incentive fees (2)	10.02%	10.85%	10.85%	10.91%	10.90%	4.27%	5.06%	5.06%
Total return after incentive fees (2)	10.02%	10.85%	10.85%	10.91%	10.90%	4.27%	5.06%	5.06%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2023	$147.83	$238.92	$123.11	$159.65	$213.66
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(3.17)	(3.25)	(2.36)	(1.84)	(2.46)
Net gain/(loss) on investments, net of non-controlling interests	28.41	46.15	15.78	20.58	27.53
Net income/(loss)	25.24	42.90	13.42	18.74	25.07
Net asset value, June 30, 2023	$173.07	$281.82	$136.53	$178.39	$238.73

Ratios to average net assets
Net investment income/(loss)	-8.14%	-5.14%	-7.43%	-4.43%	-4.43%
Expenses before incentive fees (3)(4)	8.14%	5.14%	7.43%	4.43%	4.43%
Expenses after incentive fees (3)(4)	8.14%	5.14%	7.43%	4.43%	4.43%
Total return before incentive fees (2)	17.07%	17.96%	10.90%	11.74%	11.74%
Total return after incentive fees (2)	17.07%	17.96%	10.90%	11.74%	11.74%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the consolidated statements of operations of the Series.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

For the six months ended June 30, 2024

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2023	$68.18	$64.35	$65.39	$61.96	$72.74	$48.36	$76.31	$51.42
Net operating results:
Interest income	0.12	0.11	0.16	0.15	0.15	0.10	0.15	0.10
Expenses	(1.41)	(1.33)	(2.97)	(2.81)	(0.95)	(0.64)	(1.01)	(0.68)
Net gain/(loss) on investments, net of non-controlling interests	11.80	11.23	14.74	14.07	(10.59)	(6.60)	(11.09)	(6.96)
Net income/(loss)	10.51	10.01	11.93	11.41	(11.39)	(7.14)	(11.95)	(7.54)
Net asset value, June 30, 2024	$78.69	$74.36	$77.32	$73.37	$61.35	$41.22	$64.36	$43.88

Ratios to average net assets
Net investment income/(loss)	-3.40%	-3.40%	-7.24%	-7.24%	-2.40%	-2.40%	-2.40%	-2.40%
Expenses before incentive fees (3)(4)	3.71%	3.71%	7.64%	7.64%	2.84%	2.84%	2.84%	2.84%
Expenses after incentive fees (3)(4)	3.71%	3.71%	7.64%	7.64%	2.84%	2.84%	2.84%	2.84%
Total return before incentive fees (2)	15.41%	15.55%	18.25%	18.42%	-15.67%	-14.77%	-15.65%	-14.66%
Total return after incentive fees (2)	15.41%	15.55%	18.25%	18.42%	-15.67%	-14.77%	-15.65%	-14.66%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2023	$62.63	$83.01	$111.93	$97.44	$97.10	$45.97	$60.98	$80.92
Net operating results:
Interest income	0.00	0.00	0.01	0.01	0.01	0.00	0.00	0.00
Expenses	(2.61)	(2.10)	(2.83)	(2.46)	(2.46)	(1.76)	(1.36)	(1.80)
Net gain/(loss) on investments, net of non-controlling interests	9.83	13.07	17.62	15.42	15.38	2.66	3.50	4.63
Net income/(loss)	7.22	10.97	14.80	12.97	12.93	0.90	2.14	2.83
Net asset value, June 30, 2024	$69.85	$93.98	$126.73	$110.41	$110.03	$46.87	$63.12	$83.75

Ratios to average net assets
Net investment income/(loss)	-7.54%	-4.53%	-4.53%	-4.53%	-4.53%	-7.11%	-4.10%	-4.10%
Expenses before incentive fees (3)(4)	7.55%	4.54%	4.54%	4.54%	4.54%	7.11%	4.10%	4.10%
Expenses after incentive fees (3)(4)	7.55%	4.54%	4.54%	4.54%	4.54%	7.11%	4.10%	4.10%
Total return before incentive fees (2)	11.53%	13.21%	13.22%	13.31%	13.32%	1.96%	3.50%	3.49%
Total return after incentive fees (2)	11.53%	13.21%	13.22%	13.31%	13.32%	1.96%	3.50%	3.49%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2023	$134.60	$222.53	$106.45	$141.20	$188.97
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(7.06)	(7.46)	(4.50)	(3.68)	(4.89)
Net gain/(loss) on investments, net of non-controlling interests	48.50	80.35	14.02	18.63	24.90
Net income/(loss)	41.44	72.89	9.52	14.95	20.01
Net asset value, June 30, 2024	$176.04	$295.42	$115.97	$156.15	$208.98

Ratios to average net assets
Net investment income/(loss)	-8.23%	-5.22%	-7.73%	-4.73%	-4.73%
Expenses before incentive fees (3)(4)	8.23%	5.22%	7.73%	4.73%	4.73%
Expenses after incentive fees (3)(4)	8.23%	5.22%	7.73%	4.73%	4.73%
Total return before incentive fees (2)	30.79%	32.76%	8.94%	10.59%	10.59%
Total return after incentive fees (2)	30.79%	32.76%	8.94%	10.59%	10.59%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the consolidated statements of operations of the Series.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

For the six months ended June 30, 2023

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2022	$96.37	$90.72	$94.64	$89.45	$109.65	$71.93	$115.03	$76.29
Net operating results:
Interest income	0.09	0.08	0.21	0.20	0.20	0.13	0.20	0.14
Expenses	(1.61)	(1.51)	(2.76)	(2.59)	(1.05)	(0.69)	(1.08)	(0.73)
Net gain/(loss) on investments, net of non-controlling interests	(8.64)	(8.03)	(10.51)	(9.86)	(20.60)	(13.21)	(21.62)	(13.94)
Net income/(loss)	(10.16)	(9.46)	(13.06)	(12.25)	(21.45)	(13.77)	(22.50)	(14.53)
Net asset value, June 30, 2023	$86.21	$81.26	$81.58	$77.20	$88.20	$58.16	$92.53	$61.76

Ratios to average net assets
Net investment income/(loss)	-3.64%	-3.64%	-6.25%	-6.25%	-2.16%	-2.16%	-2.16%	-2.25%
Expenses before incentive fees (3)(4)	3.85%	3.85%	6.77%	6.77%	2.99%	2.99%	2.99%	3.18%
Expenses after incentive fees (3)(4)	3.85%	3.85%	6.77%	6.77%	2.99%	2.99%	2.99%	3.18%
Total return before incentive fees (2)	-10.55%	-10.43%	-13.80%	-13.69%	-19.56%	-19.14%	-19.56%	-19.04%
Total return after incentive fees (2)	-10.55%	-10.43%	-13.80%	-13.69%	-19.56%	-19.14%	-19.56%	-19.04%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2022	$99.17	$127.56	$172.01	$149.47	$148.96	$71.23	$91.71	$121.70
Net operating results:
Interest income	0.04	0.05	0.06	0.06	0.06	0.00	0.00	0.00
Expenses	(3.33)	(2.64)	(3.55)	(3.10)	(3.08)	(1.84)	(1.23)	(1.64)
Net gain/(loss) on investments, net of non-controlling interests	(12.61)	(16.26)	(21.92)	(18.93)	(18.88)	(13.44)	(17.39)	(23.07)
Net income/(loss)	(15.90)	(18.85)	(25.41)	(21.97)	(21.90)	(15.30)	(18.62)	(24.71)
Net asset value, June 30, 2023	$83.27	$108.71	$146.60	$127.50	$127.06	$55.93	$73.09	$96.99

Ratios to average net assets
Net investment income/(loss)	-7.86%	-4.77%	-4.77%	-4.77%	-4.77%	-6.19%	-3.20%	-3.20%
Expenses before incentive fees (3)(4)	7.95%	4.86%	4.86%	4.86%	4.86%	6.19%	3.20%	3.20%
Expenses after incentive fees (3)(4)	7.95%	4.86%	4.86%	4.86%	4.86%	6.19%	3.20%	3.20%
Total return before incentive fees (2)	-16.03%	-14.78%	-14.77%	-14.70%	-14.70%	-21.48%	-20.30%	-20.31%
Total return after incentive fees (2)	-16.03%	-14.78%	-14.77%	-14.70%	-14.70%	-21.48%	-20.30%	-20.31%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2022	$185.27	$297.25	$154.14	$198.42	$265.55
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(6.55)	(6.72)	(4.95)	(3.84)	(5.15)
Net gain/(loss) on investments, net of non-controlling interests	(5.65)	(8.71)	(12.66)	(16.19)	(21.67)
Net income/(loss)	(12.20)	(15.43)	(17.61)	(20.03)	(26.82)
Net asset value, June 30, 2023	$173.07	$281.82	$136.53	$178.39	$238.73

Ratios to average net assets
Net investment income/(loss)	-8.17%	-5.18%	-7.45%	-4.46%	-4.46%
Expenses before incentive fees (3)(4)	8.17%	5.18%	7.45%	4.46%	4.46%
Expenses after incentive fees (3)(4)	8.17%	5.18%	7.45%	4.46%	4.46%
Total return before incentive fees (2)	-6.59%	-5.19%	-11.43%	-10.09%	-10.10%
Total return after incentive fees (2)	-6.59%	-5.19%	-11.43%	-10.09%	-10.10%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the consolidated statements of operations of the Series.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of June 30, 2024 and 2023 is included in the consolidated condensed schedules of investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the Three Months ended June 30, 2024

Monthly average contracts:

	Bought	Sold
Frontier Balanced Fund	-	-

For the Three Months ended June 30, 2023

Monthly average contracts:

	Bought	Sold
Frontier Balanced Fund	301	272

For the Six Months ended June 30, 2024

Monthly average contracts:

	Bought	Sold
Frontier Balanced Fund	-	-

For the Six Months ended June 30, 2023

Monthly average contracts:

	Bought	Sold
Frontier Balanced Fund	307	288

The following tables summarize the consolidated trading revenues for the three and six months ended June 30, 2024 and 2023 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended June 30, 2024

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

for the Six Months Ended June 30, 2024

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

for the Three Months Ended June 30, 2024

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

for the Six Months Ended June 30, 2024

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the consolidated statements of financial condition as of June 30, 2024 and December 31, 2023.

As of June 30, 2024

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

From July 1, 2024 through August 14, 2024, Frontier Balanced Fund, Frontier Diversified Fund, Frontier Heritage Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Select Fund and Frontier Global Fund paid $151,016, $60,291, $0, $0, $11,780, $14,237 and $0, respectively, in redemptions.

Frontier Funds

Combined Consolidated Statements of Financial Condition

June 30, 2024 (Unaudited) and December 31, 2023

	June 30, 2024	December 31, 2023
ASSETS

Cash and cash equivalents	$445,852	$671,592
U.S. Treasury securities, at fair value	16,885	37,939
Receivable from futures commission merchants	-	769,384
Investments in private investment companies, at fair value	11,219,343	10,539,963
Interest receivable	1,264	2,645

Total Assets	$11,683,344	$12,021,523

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$-	$14,434
Redemptions payable	-	24,908
Incentive fees payable to Managing Owner	-	692
Management fees payable to Managing Owner	-	2,440
Interest payable to Managing Owner	1,398	2,199
Trading fees payable to Managing Owner	43,439	43,957
Service fees payable to Managing Owner	16,741	16,930
Risk analysis fees payable	-	11,307
Subscriptions in advance for service fee rebates	744,713	733,996
Other liabilities	13,674	2,725

Total Liabilities	819,965	853,588

OWNERS’ CAPITAL
Managing Owner Units	124,968	118,288
Limited Owner Units	10,738,411	11,049,647

Total Owners’ Capital	10,863,379	11,167,935

Total Liabilities and Owners’ Capital	$11,683,344	$12,021,523

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Condensed Schedule of Investments (Unaudited)

June 30, 2024

		% of Total Capital
Description	Fair Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (1)
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC	$46,032	0.42%
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	567,655	5.23%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	714,538	6.58%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	222,050	2.04%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,460,116	13.44%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	1,272,656	11.72%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	4,541,349	41.80%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	1,242,355	11.44%
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	1,005,662	9.26%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	146,930	1.35%
Total Private Investment Companies	$11,219,343	103.28%
U.S. TREASURY SECURITIES

FACE VALUE

US Treasury Note 6.875% due 08/15/2025	$16,885	0.16%
Total U.S. Treasury Securities	$16,885	0.16%

(1)	See Notes to Combined Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Condensed Schedule of Investments

December 31, 2023

		% of Total Capital
Description	Fair Value	(Net Asset Value)
SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(14,434)	-0.13%
Total Short Futures Contracts	$(14,434)	-0.13%
Total Open Trade Equity (Deficit)	$(14,434)	-0.13%

PRIVATE INVESTMENT COMPANIES (1)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$437,641	3.92%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	628,452	5.63%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	1,086,717	9.73%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	226,291	2.03%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,578,249	14.13%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	4,345,038	38.91%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	1,757,178	15.73%
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC	149,233	1.34%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	331,164	2.97%
Total Private Investment Companies	$10,539,963	94.39%
U.S. TREASURY SECURITIES

FACE VALUE	Fair Value

US Treasury Note 6.875% due 08/15/2025	$37,939	0.34%
Total U.S. Treasury Securities	$37,939	0.34%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Notes to Combined Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Statements of Operations (Unaudited)

For the Three Months Ended June 30, 2024 and 2023

	June 30, 2024	June 30, 2023
Investment income:
Interest - net	$2,441	$6,392

Total Income	2,441	6,392

Expenses:
Management Fees	-	4,280
Risk analysis Fees	-	1,585
Service Fees - Class 1	59,079	80,821
Due Diligence Fees	599	899
Trading Fees	137,568	177,737

Total Expenses	197,246	265,322

Investment income/(loss) - net	(194,805)	(258,930)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	-	42,983
Net unrealized gain/(loss) on private investment companies	(332,230)	881,725
Net realized gain/(loss) on private investment companies	(28,437)	763,039
Net change in open trade equity/(deficit)	-	56,628
Net realized gain/(loss) on U.S. Treasury securities	(4,076)	(9,181)
Net unrealized gain/(loss) on U.S. Treasury securities	609	(1,699)
Trading commissions	-	(2,271)

Net gain/(loss) on investments	(364,134)	1,731,224

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(558,939)	$1,472,294

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Statements of Operations (Unaudited)

For the Six Months Ended June 30, 2024 and 2023

	June 30, 2024	June 30, 2023
Investment income:
Interest - net	$4,713	$9,675

Total Income	4,713	9,675

Expenses:
Incentive Fees (rebate)	-	(5,126)
Management Fees	-	8,518
Risk analysis Fees	-	2,555
Service Fees - Class 1	115,319	174,961
Due Diligence Fees	1,196	1,956
Trading Fees	263,172	390,993

Total Expenses	379,687	573,857

Investment income/(loss) - net	(374,974)	(564,182)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	-	(243,498)
Net unrealized gain/(loss) on private investment companies	1,623,197	(3,297,516)
Net realized gain/(loss) on private investment companies	43,710	1,017,374
Net change in open trade equity/(deficit)	-	58,105
Net realized gain/(loss) on U.S. Treasury securities	(7,293)	(18,124)
Net unrealized gain/(loss) on U.S. Treasury securities	265	(1,047)
Trading commissions	-	(4,803)

Net gain/(loss) on investments	1,659,879	(2,489,509)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$1,284,905	$(3,053,691)

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Statements of Changes in Owners’ Capital (Unaudited)
for the Three Months Ended June 30, 2024

	Managing Owner	Limited Owners	Total

Owners’ Capital, March 31, 2024	$130,579	$12,171,631	$12,302,210

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	-	(879,892)	(879,892)
Payment made by Related Party	-	-	-
Payment made by Managing Owner	-	-	-
Net increase/(decrease) in Owners’	(5,611)	(553,328)	(558,939)
Capital resulting from operations

Owners’ Capital, June 30, 2024	$124,968	$10,738,411	$10,863,379

Frontier Funds

Combined Consolidated Statements of Changes in Owners’ Capital (Unaudited)
for the Six Months Ended June 30, 2024

	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2023	$118,288	$11,049,647	$11,167,935

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	(7,330)	(1,582,131)	(1,589,461)
Payment made by Related Party	-	-	-
Payment made by Managing Owner	-	-	-
Net increase/(decrease) in Owners’	14,010	1,270,895	1,284,905
Capital resulting from operations

Owners’ Capital, June 30, 2024	$124,968	$10,738,411	$10,863,379

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds
Combined Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2024 and 2023

	June 30, 2024	June 30, 2023
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$1,284,905	$(3,053,691)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	(14,434)	(58,105)
Net change in ownership allocation of U.S. Treasury Securities	(11,175)	(13,551)
Net unrealized (gain)/loss on private investment companies	(1,623,197)	3,297,516
Net realized (gain)/loss on private investment companies	(43,710)	(1,017,374)
Net unrealized (gain)/loss on U.S. Treasury securities	(265)	1,047
Net realized (gain)/loss on U.S. Treasuries securities	7,293	18,124
(Purchases) sales of:
(Purchases) of U.S. Treasury securities	-	(1,126,363)
Sales of U.S. Treasury securities	20,488	1,426,094
(Purchases) of Private Investment Companies	(2,225,476)	(2,194,606)
Sales of Private Investment Companies	3,213,003	5,688,365
U.S. Treasury interest and premium paid/amortized	4,713	9,675
Increase and/or decrease in:
Receivable from futures commission merchants	769,384	(160,589)
Interest receivable	1,381	6,383
Receivable from related parties	-	(334,370)
Other assets	-	(2,459)
Redemptions receivable from private investment companies	-	(623,915)
Incentive fees payable to Managing Owner	(692)	-
Management fees payable to Managing Owner, net of change in receivable	(2,440)	(216)
Interest payable to Managing Owner	(801)	(357)
Trading fees payable to Managing Owner	(518)	(23,521)
Service fees payable to Managing Owner	(189)	(9,189)
Risk analysis fees payable	(11,307)	(117)
Payables to related parties	-	334,370
Subscriptions in advance for service fee rebates	10,717	13,215
Other liabilities	10,949	3,000

Net cash provided by operating activities	1,388,629	2,179,366

Cash Flows from Financing Activities:
Payment for redemption of capital	(1,589,461)	(2,477,325)
Redemptions payable	(24,908)	(7,514)

Net cash provided by (used in) financing activities	(1,614,369)	(2,484,839)

Net increase (decrease) in cash and cash equivalents	(225,740)	(305,473)

Cash and cash equivalents, beginning of period	671,592	430,193
Cash and cash equivalents, end of period	$445,852	$124,720

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

As of June 30, 2024, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into two separate Classes—Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund and Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Global Fund, separates Units into two separate Classes—Class 1 and Class 2. The Trust, with respect to the Frontier Balanced Fund, separates Units into five separate Classes—Class 1, Class 1AP, Class 2, Class 2a and Class 3a. The Trust, with respect to the Frontier Long/Short Commodity Fund, separates Units into four separate Classes—Class 2, Class 2a, Class 3 and Class 3a.

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

Receivable from Futures Commission Merchants—The Trust deposits assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of June 30, 2024 and December 31, 2023 included restricted cash for margin requirements of $0 and $769,384 for the Frontier Balanced Fund.

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

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the combined consolidated financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the quarter ended June 30, 2024.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2023, 2022 and 2021, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2024 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $744,713 and $733,996 as of June 30, 2024 and December 31, 2023, respectively.

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

The Trust uses the following methodologies to value instruments within its financial asset portfolio at fair value:

Trading Securities. These instruments include open trade equity positions (futures contracts) that are actively traded on public markets with quoted pricing for corroboration. Futures contracts are reported at fair value using Level 1 inputs. Trading securities instruments further include open trade equity positions (trading options and currency forwards) that are quoted prices for identical or similar assets that are not traded on active markets. Trading options and currencies are reported at fair value using Level 2 inputs. As of June 30 2024, the Trust did not hold any open trade equity position.

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

Swap contracts are reported at fair value upon daily reports from the counterparty. In addition, a third party takes the inputs from the counterparty, makes certain adjustments, and runs it through their pricing model to come up with their daily price. The fair value measurements of the swap contracts are valued using unadjusted inputs that were not internally developed. The Managing Owner reviews and compares approved current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, as well as from the third party. Differences in prices exceeding 5% are investigated. Unexplainable differences are escalated to the Managing Owner’s Valuation Committee for evaluation and resolution. The Swap Contracts are reported at fair value using Level 3 inputs. The Trust did not hold any swap contacts as of June 30, 2024.

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

The following table summarizes the instruments that comprise the Trust’s combined consolidated financial asset portfolio, in aggregate, measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

June 30, 2024	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$-	$-	$-	$-
U.S. Treasury Securities	16,885	-	-	16,885

December 31, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$(14,434)	$-	$-	$(14,434)
U.S. Treasury Securities	37,939	-	-	37,939

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

The following table summarizes the Trust’s equity in earnings from each of the private investment companies during the three and six months ended June 30, 2024 and 2023:

Three months ended June 30, 2024 and 2023

	Three Months Ended June, 2024				Three Months Ended June, 2023
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(4,985)	$166,020	$(263,650)	$(102,615)	$(5,902)	$780,608	$(123,490)	$651,216
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(1,644)	(58,220)	146,820	86,956	(1,373)	(106,606)	198,095	90,116
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(261)	(35,870)	24,258	(11,873)	(38)	4,982	(61,961)	(57,017)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(2,806)	(16,625)	109,062	89,631	(6,211)	(13,121)	115,854	96,522
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(2,282)	15,177	(18,892)	(5,997)	(1,932)	10,512	128,667	137,247
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	(3,095)	3,013	(82)	-	-	-	-
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(3,431)	(9,078)	36,010	23,501	-	-	-	-
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(8,116)	(1,656)	(137,108)	(146,880)	(6,449)	184,268	(268,730)	(90,911)
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC	120	(100,059)	57,355	(42,584)	(254)	(6,105)	(5,065)	(11,424)
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC	(1,189)	14,969	(264,610)	(250,830)	(1,045)	(73,444)	333,578	259,089

Total	$(24,594)	$(28,437)	$(307,742)	$(360,773)	$(23,204)	$781,094	$316,948	$1,074,838

Six months ended June 30, 2024 and 2023

	Six Months Ended June, 2024				Six Months Ended June, 2023
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(9,828)	$391,399	$913,048	$1,294,619	$(11,739)	$974,277	$(1,751,611)	$(789,073)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(2,978)	(190,643)	377,094	183,473	(3,334)	(237,288)	212,067	(28,555)
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(303)	(43,394)	9,796	(33,901)	(149)	6,072	(65,400)	(59,477)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(5,220)	(59,879)	166,386	101,287	(12,231)	(21,452)	(184,162)	(217,845)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(4,294)	35,632	37,749	69,087	(4,109)	68,219	(410,978)	(346,868)
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	(2,850)	(1,282)	(4,132)	-	(10,358)	(17,962)	(28,320)
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(8,414)	(13,440)	(95,420)	(117,274)	-	-	-	-
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(13,582)	10,399	(77,519)	(80,702)	(15,109)	357,761	(1,282,573)	(939,921)
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC	(42)	(100,059)	54,298	(45,803)	(506)	(6,868)	(37,296)	(44,670)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(2,158)	16,545	286,172	300,559	(2,613)	(112,989)	(279,522)	(395,124)

Total	$(46,819)	$43,710	$1,670,322	$1,667,213	$(49,790)	$1,017,374	$(3,817,437)	$(2,849,853)

The Trust’s investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions
Frontier Funds
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (552) LLC	24 hours	Daily	None
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

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

As of June 30, 2024, the Trust had a payable to the Managing Owner in the amounts of $0, $0, $1,398, $43,439 and $16,741 for incentive fees (rebate), management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2023, the Trust had a payable to the Managing Owner in the amounts of $692, $2,440, $2,199, $43,957 and $16,930 for incentive fees (rebate), management fees, interest, trading fees, and service fees, respectively.

For the six months ended June 30, 2024, the Managing Owner earned $0, $0, $0, $115,319 and $263,172 for incentive fees (rebate), management fees, risk analysis fees, service fees, and trading fees, respectively.

For the six months ended June 30, 2023, the Managing Owner earned $(5,126), $8,518, $2,555, $174,961 and $390,993 for incentive fees (rebate), management fees, risk analysis fees, service fees, and trading fees, respectively.

For the three months ended June 30, 2024, the Managing Owner earned $0, $0, $0, $59,079 and $137,568 for incentive fees (rebate), management fees, risk analysis fees, service fees, and trading fees, respectively.

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

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund, and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. During the three months ended June 30, 2024 and 2023, the Trust paid $5,520 and $4,828, respectively, of such interest income to the Managing Owner. Such amounts are not included in the combined consolidated statements of operations of the Trust. During the six months ended June 30, 2024 and 2023, the Trust paid $11,669 and $10,843, respectively, of such interest income to the Managing Owner. Such amounts are not included in the combined consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the combined consolidated statements of operations.

7. Financial Highlights

The following information presents the financial highlights of the Trust for the three and six months ended June 30, 2024, and 2023 This data has been derived from the information presented in the combined consolidated financial statements.

Three months ended June 30

	2024	2023
Ratios to average net assets (1)
Net investment income/(loss) (1)	-6.63%	-6.34%
Expenses before incentive fees (3)	6.72%	6.50%
Expenses after incentive fees (3)	6.72%	6.50%

Total return before incentive fees (2)	-4.74%	8.99%
Total return after incentive fees (2)	-4.74%	8.99%

Six months ended June 30

	2024	2023
Ratios to average net assets (1)
Net investment income/(loss) (1)	-6.43%	-6.36%
Expenses before incentive fees (3)	6.51%	6.50%
Expenses after incentive fees (3)	6.51%	6.47%

Total return before incentive fees (2)	10.99%	-17.02%
Total return after incentive fees (2)	10.99%	-16.99%

(1)	Annualized with the exception of incentive fees.

(2)	Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Combined Consolidated Statements of Operations of the Trust.

The Trust financial highlights are calculated based upon the Trust’s combined consolidated financial statements. The combined consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

8. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of June 30, 2024 and 2023 is included in the combined consolidated condensed schedules of investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts. There are embedded management fees in transacting these swaps ranging from 1% to 1.5% based on fair value of swaps and the embedded incentive fees ranging from 15% to 25% based on net new trading profits on swaps.

For the three months ended June 30, 2024 and 2023, the monthly average of futures, forwards and options contracts bought was approximately 0 and 301, respectively and the monthly average of futures, forwards, and options contracts sold was approximately 0 and 272, respectively.

For the six months ended June 30, 2024 and 2023, the monthly average of futures, forwards and options contracts bought was approximately 0 and 307, respectively and the monthly average of futures, forwards, and options contracts sold was approximately 0 and 288, respectively.

The following tables summarize the Trust’s combined consolidated trading revenues for the three months ended June 30, 2024 and 2023 by contract type:

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended June 30, 2024

Type of contract
Agriculturals	$-
Currencies	-
Energies	-
Interest rates	-
Metals	-
Stock indices	-
Realized trading income/(loss)(1)	$-

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended June 30, 2023

Type of contract
Agriculturals	$108,263
Currencies	38,549
Energies	(47,290)
Interest rates	(4,712)
Metals	36,556
Stock indices	(88,383)
Realized trading income/(loss)(1)	$42,983

(1)	Amounts recorded in the combined consolidated statements of operations under net realized gain(loss) on futures forwards and options.

Realized Trading Revenue from Futures, Forwards and Options
for the Six Months Ended June 30, 2024

Type of contract
Agriculturals	$-
Currencies	-
Energies	-
Interest rates	-
Metals	-
Stock indices	-
Realized trading income/(loss)(1)	$-

Realized Trading Revenue from Futures, Forwards and Options
for the Six Months Ended June 30, 2023

Type of contract
Agriculturals	$84,186
Currencies	(78,452)
Energies	(18,010)
Interest rates	(104,037)
Metals	22,209
Stock indices	(149,394)
Realized trading income/(loss)(1)	$(243,498)

(1)	Amounts recorded in the combined consolidated statements of operations under net realized gain(loss) on futures forwards and options.

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2024

Type of contract
Agriculturals	$-
Currencies	-
Energies	-
Interest rates	-
Metals	-
Stock indices	-
Change in unrealized trading income/(loss)(2)	$-

(2)	Amounts recorded in the combined consolidated statements of operations under net change in open trade equity/(deficit).

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2023

Type of contract
Agriculturals	$(23,549)
Currencies	42,540
Energies	6,230
Interest rates	3,169
Metals	(22,515)
Stock indices	50,753
Change in unrealized trading income/(loss)(2)	$56,628

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2024

Type of contract
Agriculturals	$-
Currencies	-
Energies	-
Interest rates	-
Metals	-
Stock indices	-
Change in unrealized trading income/(loss)(2)	$-

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2023

Type of contract
Agriculturals	$18,650
Currencies	40,464
Energies	(230)
Interest rates	11,674
Metals	(9,733)
Stock indices	(2,720)
Change in unrealized trading income/(loss)(2)	$58,105

(2)	Amounts recorded in the combined consolidated statements of operations under net change in open trade equity/(deficit).

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the combined consolidated statements of financial condition as of June 30, 2024 and December 31, 2023:

As of June 30, 2024

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

From July 1, 2024 through August 14, 2024, the Trust paid $237,324 in redemptions.

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

For the six months ended June 30, 2024, none of the Series owned a swap investment and, thus, were not subject to any related embedded management and/or incentive fees.

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

As of June 30, 2024, the trading system of each of the major Trading Advisors and the means by which the Series access those Trading Advisors were as follows:

Major Commodity Trading Advisor	Trading System Style	Accessed Through

Aspect Capital Limited	Systematic	Galaxy Plus
Fort, L.P.	Systematic	Galaxy Plus
Horizon3 Investment Management LLP	Systematic	Galaxy Plus
Quantica Capital AG	Systematic	Galaxy Plus
Quantitative Investment Management, LLC	Systematic	Galaxy Plus
Quest Partners LLC	Systematic	Galaxy Plus
Rosetta Capital Management, LLC	Discretionary	Galaxy Plus
Volt Capital Management AB	Systematic	Galaxy Plus
Welton Investment Partners LLC	Systematic	Galaxy Plus

As of June 30, 2024, the allocation of the assets of each applicable Series of the Trust among the Trading Advisors was as follows:

Allocation as of June 30, 2024 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

Advisor	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Masters Fund	Frontier Balanced Fund	Frontier Select Fund	Frontier Global Fund	Frontier Heritage Fund

Aspect Capital Limited	23%	-	65%	33%	-	100%	69%
Fort, L.P.	16%	-	-	5%	-	-	-
Horizon3 Investment Management LLP	-	-	-	12%	21%	-	24%
Quantica Capital AG	14%	-	24%	14%	62%	-	-
Quantitative Investment Management, LLC	14%	-	-	12%	-	-	-
Quest Partners LLC	25%	-	-	19%	-	-	-
Rosetta Capital Management, LLC	-	55%	-	-	-	-	-
Volt Capital Management AB	-	20%	-	-	-	-	-
Welton Investment Partners LLC	8%	25%	11%	5%	17%	-	7%

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At June 30, 2024, cash deposited at the clearing brokers was $0 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 5.25% to 5.50%, this amount is estimated to be 5.25%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including U.S. treasury securities assets net of premiums and cash held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 75% to 95% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the CEA and regulations there under. The remaining approximately 5% to 25% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of June 30, 2024, total cash and cash equivalents held at banking institutions were $60,255 for the Frontier Diversified Fund, $24,155 for the Frontier Long/Short Commodity Fund, $23,966 for the Frontier Masters Fund, $172,209 for the Frontier Balanced Fund, $38,686 for the Frontier Select Fund, $59,310 for the Frontier Global Fund, and $67,271 for the Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the six months ended June 30, 2024, the redemptions payable were $0 for the Frontier Balanced Fund, $0 for the Frontier Long/Short Commodity Fund. During the six months ended June 30, 2024, the Trust was able to pay all redemptions on a timely basis.

Off-Balance Sheet Risk

The term “off -balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. Each Trading Company trades in futures, forward and swap contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions held by a Trading Company in respect of any Series at the same time, and if the Trading Advisor(s) of such Trading Company are unable to offset such futures interests positions, such Trading Company could lose all of its assets and the holders of Units of such Series would realize a 100% loss. The Managing Owner seeks to minimize market risk through real-time monitoring of open positions and the level of diversification of each Trading Advisor’s portfolio. It is anticipated that any Trading Advisor’s margin-to-equity ratio will typically not exceed approximately 35% although the actual ratio could be higher or lower from time to time.

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

Results of Operations for the Three Months Ended June 30, 2024

Series Returns and Other Information

The returns for each Series and Class of Units for the three months ended June 30, 2024 and 2023, and related information, are discussed below. The activities of the Trust on a combined consolidated basis are explained through the activity of each underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a combined consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during the three months ended June 30, 2024 and 2023. The performance of each Series was impacted over the course of the year by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by, the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For each of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the periods presented.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023.

Frontier Diversified Fund

The Frontier Diversified Fund—Class 2 NAV lost 1.02% and gained 11.13%, respectively, for the three months ended June 30, 2024 and 2023, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV lost 0.96% and gained 11.19%, respectively, for the three months ended June 30, 2024 and 2023.

For the three months ended June 30, 2024, the Frontier Diversified Fund recorded total expenses of $13,851, net investments loss of $12,587, and net realized/unrealized loss on investments of $1,130, resulting in a net decrease in Owners’ capital from operations of $13,717. For the three months ended June 30, 2023, the Frontier Diversified Fund recorded total expenses of $21,153, net investments loss of $19,722, and net realized/unrealized gain on investments of $254,431, resulting in a net increase in Owners’ capital from operations of $234,709.

Please see additional discussion under “Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023–Frontier Diversified Fund.”

Frontier Masters Fund

The Frontier Masters Fund —Class 2 NAV lost 9.09% and gained 11.28%, respectively, for the three months ended June 30, 2024 and 2023, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV lost 9.03% and gained 11.35%, respectively, for the three months ended June 30, 2024 and 2023, net of fees and expenses.

For the three months ended June 30, 2024, the Frontier Masters Fund recorded total expenses of $8,411, net investment loss of $8,037, and net realized/unrealized loss on investments of $31,686, resulting in a net decrease in Owners’ capital from operations of $39,723. For the three months ended June 30, 2023, the Frontier Masters Fund recorded total expenses of $9,064, net investment loss of $8,207, and net realized/unrealized gain on investments of $65,065, resulting in a net increase in Owners’ capital from operations of $56,858.

Please see additional discussion under “Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023–Frontier Masters Fund.”

Frontier Long/Short Commodity Fund

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 12.91% and lost 11.07%, respectively, for the three months ended June 30, 2024 and 2023, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV lost 12.89% and lost 11.07%, respectively, for the three months ended June 30, 2024 and 2023, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 2a NAV lost 12.71% and lost 10.57%, respectively, for the three months ended June 30, 2024 and 2023, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 12.65% and lost 10.53%, respectively, for the three months ended June 30, 2024 and 2023, net of fees and expenses.

For the three months ended June 30, 2024, the Frontier Long/Short Commodity Fund recorded total expenses of $4,017, net investment loss of $3,337, and net realized/unrealized loss on investments of $76,724, resulting in a net decrease in Owners’ capital from operations of $80,061. For the three months ended June 30, 2023, the Frontier Long/Short Commodity Fund recorded total expenses of $7,841, net investment loss of $6,159, and net realized/unrealized loss on investments of $119,015, resulting in a net decrease in Owners’ capital from operations of $125,174.

Please see additional discussion under “Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023–Frontier Long/Short Commodity Fund.”

Frontier Balanced Fund

The Frontier Balanced Fund—Class 1 NAV lost 3.46% and gained 10.02%, respectively, for the three months ended June 30, 2024 and 2023, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV lost 2.75% and gained 10.85%, respectively, for the three months ended June 30, 2024 and 2023, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV lost 2.71% and gained 10.91%, respectively, for the three months ended June 30, 2024 and 2023, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV lost 2.71% and gained 10.90%, respectively, for the three months ended June 30, 2024 and 2023, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV lost 2.74% and gained 10.85%, respectively, for the three months ended June 30, 2024 and 2023, net of fees and expenses.

For the three months ended June 30, 2024, the Frontier Balanced Fund recorded total expenses of $92,970, net investment loss of $92,847, and net realized/unrealized loss on investments of $71,430, resulting in a net decrease in Owners’ capital from operations of $164,277. For the three months ended June 30, 2023, the Frontier Balanced Fund recorded total expenses of $124,346, net investment loss of $121,924, and net realized/unrealized gain on investments of $803,937, resulting in a net increase in Owners’ capital from operations of $682,013.

Please see additional discussion under “Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023–Frontier Balanced Fund.”

Frontier Select Fund

The Frontier Select Fund—Class 1 NAV lost 13.27% and gained 4.27%, respectively, for the three months ended June 30, 2024 and 2023, net of fees and expenses; the Frontier Select Fund —Class 2 NAV lost 12.63% and gained 5.06%, respectively, for the three months ended June 30, 2024 and 2023, net of fees and expenses; the Frontier Select Fund —Class 1AP NAV lost 12.62% and gained 5.06%, respectively, for the three months ended June 30, 2024 and 2023.

For the three months ended June 30, 2024, the Frontier Select Fund recorded total expenses of $14,610, net investment loss of $14,610, and net realized/unrealized loss on investments of $101,261, resulting in a net decrease in Owners’ capital from operations of $115,871. For the three months ended June 30, 2023, the Frontier Select Fund recorded total expenses of $15,581, net investment loss of $15,581, and net realized/unrealized gain on investments of $60,115, resulting in a net increase in Owners’ capital from operations of $44,534.

Please see additional discussion under “Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023–Frontier Select Fund.”

Frontier Global Fund

The Frontier Global Fund—Class 1 NAV lost 4.62% and gained 17.07%, respectively, for the three months ended June 30, 2024 and 2023, net of fees and expenses; the Frontier Global Fund —Class 2 NAV lost 3.90% and gained 17.96%, respectively, for the three months ended June 30, 2024 and 2023.

For the three months ended June 30, 2024, the Frontier Global Fund recorded total expenses of $31,039, net investment loss of $31,039, and net realized/unrealized loss on investments of $36,555, resulting in a net decrease in Owners’ capital from operations of $67,594. For the three months ended June 30, 2023, the Frontier Global Fund recorded total expenses of $43,536, net investment loss of $43,536, and net realized/unrealized gain on investments of $374,153, resulting in a net increase in Owners’ capital from operations of $330,617.

Please see additional discussion under “Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023–Frontier Global Fund.”

Frontier Heritage Fund

The Frontier Heritage Fund—Class 1 NAV lost 4.68% and gained 10.90%, respectively, for the three months ended June 30, 2024 and 2023, net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV lost 3.96% and gained 11.74%, respectively for the three months ended June 30, 2024 and 2023, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV lost 3.95% and gained 11.74%, respectively, for the three months ended June 30, 2024 and 2023.

For the three months ended June 30, 2024, the Frontier Heritage Fund recorded total expenses of $32,348, net investment loss of $32,348, and net realized/unrealized loss on investment of $45,348, resulting in a net decrease in Owners’ capital from operations of $77,696. For the three months ended June 30, 2023, the Frontier Heritage Fund recorded total expenses of $43,801, net investment loss of $43,801, and net realized/unrealized gain on investments of $292,538, resulting in a net increase in Owners’ capital from operations of $248,737.

Please see additional discussion under “Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023–Frontier Heritage Fund.”

Six months ended June 30, 2024 Compared to six Months Ended June 30, 2023

Frontier Diversified Fund

2024

The Frontier Diversified Fund—Class 2 NAV gained 15.41% and lost 10.55%, respectively, for the six months ended June 30, 2024 and 2023, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV gained 15.55% and lost 10.43%, respectively, for the six months ended June 30, 2024 and 2023, net of fees and expenses.

For the six months ended June 30, 2024, the Frontier Diversified Fund recorded total expenses of $27,436, net investments loss of $25,184, and net realized/unrealized gain on investments of $233,454, resulting in a net increase in Owners’ capital from operations of $208,270. For the six months ended June 30, 2023, the Frontier Diversified Fund recorded total expenses of $46,731, net investments loss of $44,201, and net realized/unrealized loss on investments of $278,278, resulting in a net decrease in Owners’ capital from operations of $322,479.

The NAV per Unit, Class 2, increased from $68.18 at December 31, 2023 to $78.69 as of June 30, 2024. The NAV per Unit, Class 3 increased from $64.35 at December 31, 2023 to $74.36 as of June 30, 2024. Total Class 2 subscriptions and redemptions for the period were $0 and $31,466, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $243,243, respectively. Ending capital at June 30, 2024 was $199,582 for Class 2, and $1,207,767 for Class 3. Ending capital at December 31, 2023 was $201,966 for Class 2, and $1,271,822 for Class 3.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Frontier Diversified Fund Class 2 Sector Attributions
Q2 2024 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2024
YTD

Frontier Diversified Fund Class 3 Sector Attributions
Q2 2024 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2024
YTD

Frontier Diversified Fund Class 2 Major Advisors Performance
Q2 2024 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Quest Partners
Welton
Non-Major Advisors
Q2 2024
YTD

Frontier Diversified Fund Class 3 Major Advisors Performance
Q2 2024 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Quest Partners
Welton
Non-Major Advisors
Q2 2024
YTD

Three of the six sectors which traded in the Frontier Diversified Fund were profitable in Q2 2024 and three of the six were profitable year to date (“YTD”). Agriculturals, Currencies and Metals were profitable for the quarter while Energies, Interest Rates and Stock Indices finished negative for the quarter. Agriculturals, Currencies and Stock Indices were profitable YTD while Energies, Interest Rates and Metals finished negative YTD.

In terms of major CTA performance, two of the six major CTAs in the Frontier Diversified Fund were profitable in the quarter. Fort and QIM finished positive while Aspect, Quantica, Quest and Welton finished negative for the quarter. In terms of YTD performance five of the six major CTAs were positive YTD. Aspect, Fort, Quantica, QIM and Quest finished positive while Welton was negative YTD.

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

Frontier Masters Fund

2024

The Frontier Masters Fund—Class 2 NAV gained 18.25% and lost 13.80%, respectively, for the six months ended June 30, 2024 and 2023, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV gained 18.42% and lost 13.69%, respectively, for the six months ended June 30, 2024 and 2023, net of fees and expenses.

For the six months ended June 30, 2024, the Frontier Masters Fund recorded total expenses of $15,311, net investment loss of $14,513, and net realized/unrealized gain on investments of $76,967, resulting in a net increase in Owners’ capital from operations of $62,454. For the six months ended June 30, 2023, the Frontier Masters Fund recorded total expenses of $19,692, net investment loss of $18,173, and net realized/unrealized loss on investments of $81,687, resulting in a net decrease in Owners’ capital from operations of $99,860.

The NAV per Unit, Class 2, increased from $65.39 at December 31, 2023 to $77.32 as of June 30, 2024. The NAV per Unit, Class 3, increased from $61.96 at December 31, 2023 to $73.37 as of June 30, 2024. Total Class 2 subscriptions and redemptions for the period were $0 and $0, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $17,216, respectively. Ending capital at June 30, 2024 was $90,088 for Class 2, and $295,112 for Class 3. Ending capital at December 31, 2023 was $76,186 for Class 2, and $263,776 for Class 3.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids and Commodities sectors.

Frontier Masters Fund Class 2 Sector Attributions
Q2 2024 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2024
YTD

Frontier Masters Fund Class 3 Sector Attributions
Q2 2024 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2024
YTD

Frontier Masters Fund Class 2 Major Advisors Performance
Q2 2024 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Aspect Capital Ltd
Quantica Capital
Welton
Q2 2024
YTD

Frontier Masters Fund Class 3 Major Advisors Performance
Q2 2024 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Aspect Capital Ltd
Quantica Capital
Welton
Q2 2024
YTD

Two of the six sectors which traded in the Frontier Masters Fund were profitable in Q2 2024 and three of the six were profitable YTD. Currencies and Metals were profitable for the quarter while Agriculturals, Energies, Interest Rates and Stock Indices finished negative for the quarter. Agriculturals, Currencies and Stock Indices were profitable YTD while Energies, Interest Rates and Metals finished negative YTD.

In terms of major CTA performance none of the major CTAs finished positive for the quarter while Aspect, Quantica and Welton finished negative for the quarter. Aspect and Quantica were positive YTD while Welton was negative YTD.

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

Frontier Long/Short Commodity Fund

2024

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 15.67% and lost 19.56%, respectively, for the six months ended June 30, 2024 and 2023, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 3 NAV lost 15.65% and lost 19.56%, respectively, for the six months ended June 30, 2024 and 2023, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV lost 14.77% and lost 19.14%, respectively, for the six months ended June 30, 2024 and 2023, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 14.66% and lost 19.04%, respectively, for the six months ended June 30, 2024 and 2023, net of fees and expenses.

For the six months ended June 30, 2024, the Frontier Long/Short Commodity Fund recorded total expenses of $9,020, net investment loss of $7,639, and net realized/unrealized loss on investments of $95,305, resulting in a net decrease in Owners’ capital from operations of $102,944. For the six months ended June 30, 2023, the Frontier Long/Short Commodity Fund recorded total expenses of $12,433, net investment loss of $10,119, and net realized/unrealized loss on investments of $244,485, resulting in a net decrease in Owners’ capital from operations of $254,604.

The NAV per Unit, Class 2, decreased from $72.74 as of December 31, 2023 to $61.35 at June 30, 2024. The NAV per Unit, Class 3, decreased from $76.31 as of December 31, 2023 to $64.36 at June 30, 2024. The NAV per Unit, Class 2a, decreased from $48.36 as of December 31, 2023 to $41.22 at June 30, 2024. The NAV per Unit, Class 3a, decreased from $51.42 as of December 31, 2023 to $43.88 at June 30, 2024. Total Class 2 subscriptions and redemptions for the twelve months were $0 and $0, respectively. Total Class 3 subscriptions and redemptions for the six months were $0 and $255,621, respectively. Total Class 2a subscriptions and redemptions for the six months were $0 and $18,488, respectively. Total Class 3a subscriptions and redemptions for the six months were $0 and $3,420, respectively. Ending capital at June 30, 2024 is $6,946 for Class 2, $252,658 for Class 3, $16,630 for Class 2a, and $87,062 for Class 3a. Ending capital at December 31, 2023 is $8,235 for Class 2, $590,578 for Class 3, $39,437 for Class 2a, and $105,519 for Class 3a.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Base Metals, Energies, Grains, Meats, Precious Metals, Financials and Softs sectors, although the majority of the exposure will typically be in the Energies, Metals and Softs sectors.

Frontier Long/Short Commodity Fund Class 2 Sector Attributions
Q2 2024 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
-18.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q2 2024
YTD

Frontier Long/Short Commodity Fund Class 2A Sector Attributions
Q2 2024 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q2 2024
YTD

Frontier Long/Short Commodity Fund Class 3 Sector Attributions
Q2 2024 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
-18.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q2 2024
YTD

Frontier Long/Short Commodity Fund Class 3A Sector Attributions
Q2 2024 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q2 2024
YTD

Frontier Long/Short Commodity Fund Class 2
Major Advisors Performance
Q2 2024 and YTD
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
-9.00%
-10.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q2 2024
YTD

Frontier Long/Short Commodity Fund Class 2A
Major Advisors Performance
Q2 2024 and YTD
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
-9.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q2 2024
YTD

Frontier Long/Short Commodity Fund Class 3
Major Advisors Performance
Q2 2024 and YTD
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
-9.00%
-10.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q2 2024
YTD

Frontier Long/Short Commodity Fund Class 3A
Major Advisors Performance
Q2 2024 and YTD
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
-9.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q2 2024
YTD

None of the seven sectors traded in the Frontier Long/Short Commodity Fund were profitable in Q2 2024 and none of the seven were profitable YTD. Energies, Base Metals, Grains, Meats, Precious Metals, Softs and Financials finished the quarter negative while none finished positive for the quarter. Energies, Base Metals, Grains, Meats, Precious Metals, Softs and Financials finished negative YTD. None were positive YTD.

In terms of major CTA performance, no CTAs finished positive for the quarter while Rosetta, Volt and Welton finished negative. In terms of YTD performance, no CTAs were positive while Rosetta, Volt and Welton were negative YTD.

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

In terms of major CTA performance, no CTAs finished positive for the quarter while Rosetta, Volt and Welton finished negative. In terms of YTD performance, no CTAs were positive while Rosetta, Volt and Welton were negative YTD.

Frontier Balanced Fund

2024

The Frontier Balanced Fund—Class 1 NAV gained 11.53% and lost 16.03%, respectively, for the six months ended June 30, 2024 and 2023, net of fees and expenses; the Frontier Balanced Fund—Class 2 NAV gained 13.22% and lost 14.77%, respectively, for the six months ended June 30, 2024 and 2023, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV gained 13.31% and lost 14.70%, respectively, for the six months ended June 30, 2024 and 2023, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV gained 13.32% and lost 14.70%, respectively, for the six months ended June 30, 2024 and 2023, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV gained 13.21% and lost 14.78%, respectively, for the six months ended June 30, 2024 and 2023, net of fees and expenses.

For the six months ended June 30, 2024, the Frontier Balanced Fund recorded total expenses of $180,063, net investment loss of $179,781, and net realized/unrealized gain on investments of $789,496, resulting in a net increase in Owners’ capital from operations of $609,715. For the six months ended June 30, 2023, the Frontier Balanced Fund recorded total expenses of $271,648, net investment loss of $268,336, and net realized/unrealized loss on investments of $1,181,305, resulting in a net decrease in Owners’ capital from operations of $1,449,641.

The NAV per Unit, Class 1, increased from $62.63 as of December 31, 2023 to $69.85 at June 30, 2024. The NAV per Unit, Class 1AP, increased from $83.01 as of December 31, 2023 to $93.98 at June 30, 2024. The NAV per Unit, Class 2, increased from $111.93 as of December 31, 2023 to $126.73 at June 30, 2024. For Class 2a, the NAV per Unit increased from $97.44 as of December 31, 2023 to $110.41 at June 30, 2024. For Class 3a, the NAV per Unit increased from $97.10 as of December 31, 2023 to $110.03 at June 30, 2024. Total Class 1 subscriptions and redemptions for the six months were $0 and $501,383, respectively. Total Class 1AP subscriptions and redemptions for the six months were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the six months were $0 and $155,513, respectively. Total Class 2a subscriptions and redemptions for the six months were $0 and $2,750, respectively. Total Class 3a subscriptions and redemptions for the six months were $0 and $26,169, respectively. Ending capital at June 30, 2024, was $3,758,298 for Class 1, $55,160 for Class 1 AP, $852,446 for Class 2, $17,486 for Class 2a and $297,635 for Class 3a. Ending capital at December 31, 2023, was $3,815,001 for Class 1, $48,720 for Class 1 AP, $889,894 for Class 2, $18,194 for Class 2a and $285,316 for Class 3a.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agricultural sectors.

Frontier Balanced Fund Class 1 Sector Attributions
Q2 2024 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2024
YTD

Frontier Balanced Fund Class 1AP Sector Attributions
Q2 2024 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2024
YTD

Frontier Balanced Fund Class 2 Sector Attributions
Q2 2024 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2024
YTD

Frontier Balanced Fund Class 2A Sector Attributions
Q2 2024 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2024
YTD

Frontier Balanced Fund Class 3A Sector Attributions
Q2 2024 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2024
YTD

Frontier Balanced Fund Class 1 Major Advisors Performance
Q2 2024 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Aspect Capital Ltd
Fort LP (GC)
Horizon3
Quantica Capital
QIM
Welton
Non-Major Advisors
Q2 2024
YTD

Frontier Balanced Fund Class 1AP Major Advisors Performance
Q2 2024 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Aspect Capital Ltd
Fort LP (GC)
Horizon3
Quantica Capital
QIM
Welton
Non-Major Advisors
Q2 2024
YTD

Frontier Balanced Fund Class 2 Major Advisors Performance
Q2 2024 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Aspect Capital Ltd
Fort LP (GC)
Horizon3
Quantica Capital
QIM
Welton
Non-Major Advisors
Q2 2024
YTD

Frontier Balanced Fund Class 2A Major Advisors Performance
Q2 2024 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Aspect Capital Ltd
Fort LP (GC)
Horizon3
Quantica Capital
QIM
Welton
Non-Major Advisors
Q2 2024
YTD

Frontier Balanced Fund Class 3A Major Advisors Performance
Q2 2024 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Aspect Capital Ltd
Fort LP (GC)
Horizon3
Quantica Capital
QIM
Welton
Non-Major Advisors
Q2 2024
YTD

Two of the six sectors which traded in the Frontier Balanced Fund were profitable in Q2 2024 and three of the six were profitable YTD. Currencies and Metals were profitable for the quarter while Agriculturals, Energies, Interest Rates and Stock Indices finished negative for the quarter. Agriculturals, Currencies and Stock Indices were profitable YTD while Energies, Interest Rates and Metals finished negative YTD.

In terms of major CTA performance, Fort and QIM finished positive for the quarter while Aspect, Horizon3, Quantica and Welton finished negative for the quarter. Aspect, Fort, Quantica and QIM finished positive YTD while Horizon3 and Welton were negative YTD.

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

Frontier Select Fund

2024

The Frontier Select Fund—Class 1 NAV gained 1.96% and lost 21.48%, respectively, for the six months ended June 30, 2024 and 2023, net of fees and expenses; the Frontier Select Fund—Class 2 NAV gained 3.49% and lost 20.31%,respectively, for the six months ended June 30, 2024 and 2023, net of fees and expenses; the Frontier Select Fund—Class 1AP NAV gained 3.50% and lost 20.30%, respectively, for the six months ended June 30, 2024 and 2023.

For the six months ended June 30, 2024, the Frontier Select Fund recorded total expenses of $28,330, net investment loss of $28,330, and net realized/unrealized gain on investments of $48,452, resulting in a net increase in Owners’ capital from operations of $20,122. For the six months ended June 31, 2023, the Frontier Select Fund recorded total expenses of $36,311, net investment loss of $36,311, and net realized/unrealized loss on investments of $288,054, resulting in a net decrease in Owners’ capital from operations of $324,365.

The NAV per Unit, Class 1, increased from $45.97 as of December 31, 2023 to $46.87 at June 30, 2024. The NAV per Unit, Class 1AP, increased from $60.98 as of December 31, 2023 to $63.12 at June 30, 2024. The NAV per Unit, Class 2, increased from $80.92 as of December 31, 2023 to $83.75 at June 30, 2024. Total Class 1 subscriptions and redemptions for the six months ended June 30, 2024, were $0 and $41,136, respectively. Total Class 2 subscriptions and redemptions for the six months ended June 30, 2024, were $0 and $2,614, respectively. Ending capital at June 30, 2024 was $710,640 for Class 1, $7,264 for Class 1AP, and $47,543 for Class 2. Ending capital at December 31, 2023 was $733,700 for Class 1, $7,018 for Class 1AP, and $48,357 for Class 2.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agricultural sectors.

Frontier Select Fund Class 1 Sector Attributions
Q2 2024 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2024
YTD

Frontier Select Fund Class 1AP Sector Attributions
Q2 2024 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2024
YTD

Frontier Select Fund Class 2 Sector Attributions
Q2 2024 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2024
YTD

Frontier Select Fund Class 1 Major Advisor Performance
Q2 2024 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Quantica Capital
Welton
Q2 2024
YTD

Frontier Select Fund Class 1AP Major Advisor Performance
Q2 2024 and YTD

15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Quantica Capital
Welton
Q2 2024
YTD

Frontier Select Fund Class 2 Major Advisor Performance
Q2 2024 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Quantica Capital
Welton
Q2 2024
YTD

Three of the six sectors which traded in the Frontier Select Fund were profitable in Q2 2024 and three of the six were profitable YTD. Agriculturals, Currencies and Metals were profitable for the quarter while Energies, Interest Rates and Stock Indices finished negative for the quarter. Agriculturals, Currencies and Stock Indices were profitable YTD while Energies, Interest Rates and Metals finished negative YTD.

In terms of major CTA performance, no CTAs finished positive for the quarter while Horizon3, Quantica and Welton finished negative for the quarter. Quantica finished positive YTD while Horizon3 and Welton finished negative YTD.

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

Frontier Global Fund

2024

The Frontier Global Fund—Class 1 NAV gained 30.79% and lost 6.59%, respectively, for the six months ended June 30, 2024 and 2023, net of fees and expenses; the Frontier Global Fund—Class 2 NAV gained 32.76% and lost 5.19%, respectively, for the six months ended June 30, 2024 and 2023, net of fees and expenses.

For the six months ended June 30, 2024, the Frontier Global Fund recorded total expenses of $56,639, net investment loss of $56,639, and net realized/unrealized gain on investments of $398,808, resulting in a net increase in Owners’ capital from operations of $342,169. For the six months ended June 30, 2023, the Frontier Global Fund recorded total expenses of $93,634, net investment loss of $93,634, and net realized/unrealized loss on investments of $142,709, resulting in a net decrease in Owners’ capital from operations of $236,343.

The NAV per Unit, Class 1, increased from $134.60 at December 31, 2023 to $176.04 as of June 30, 2024. The NAV per Unit, Class 2, increased from $222.53 at December 31, 2023 to $295.42 as of June 30, 2024. Total Class 1 subscriptions and redemptions for the period were $0 and $106,869, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $200, respectively. Ending capital at June 30, 2024 was $1,293,252 for Class 1, $45,264 for Class 2. Ending capital at December 31, 2023 was $1,069,125 for Class 1 and $34,291 for Class 2.

Frontier Global Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Global Fund Class 1 Sector Attributions
Q2 2024 and YTD
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2024
YTD

Frontier Global Fund Class 2 Sector Attributions
Q2 2024 and YTD
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2024
YTD

One of the six sectors which traded in the Frontier Global Fund were profitable in Q2 2024 and three of the six were profitable YTD. Currencies were profitable for the quarter while Agriculturals, Energies, Interest Rates, Metals and Stock Indices finished negative for the quarter. Agriculturals, Currencies and Stock Indices were profitable YTD while Energies, Interest Rates and Metals finished negative YTD.

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

Agriculturals, Currencies and Stock Indices were positive YTD while Energies, Interest Rates and Metals were negative YTD.

Frontier Heritage Fund

2024

The Frontier Heritage Fund—Class 1 NAV gained 8.94% and lost 11.43%, respectively, for the six months ended June 30, 2024 and 2023, net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV gained 10.59% and lost 10.10%, respectively for the six months ended June 30, 2024 and 2023, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV gained 10.59% and lost 10.09%, respectively, for the six months ended June 30, 2024 and 2023, net of fees and expenses.

For the six months ended June 30, 2024, the Frontier Heritage Fund recorded total expenses of $62,888, net investment loss of $62,888, and net realized/unrealized gain on investment of $208,007, resulting in a net increase in Owners’ capital from operations of $145,119. For the six months ended June 30, 2023, the Frontier Heritage Fund recorded total expenses of $93,408, net investment loss of $93,408, and net realized/unrealized loss on investments of $272,991, resulting in a net decrease in Owners’ capital from operations of $366,399.

The NAV per Unit, Class 1, increased from $106.45 as of December 31, 2023 to $115.97 at June 30, 2024. The NAV per Unit, Class 1AP, increased from $141.20 as of December 31, 2023 to $156.15 at June 30, 2024. The NAV per Unit, Class 2, increased from $188.97 as of December 31, 2023 to $208.98 at June 30, 2024. Total Class 1 subscriptions and redemptions for the six months were $0 and $114,262, respectively. Total Class 1AP subscriptions and redemptions for the six months were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the six months were $0 and $69,111, respectively. Ending capital at June 30, 2024 was $1,500,043 for Class 1, $9,961 for Class 1AP, and $112,542 for Class 2. Ending capital at December 31, 2023 was $1,483,520 for Class 1, $9,007 for Class 1AP, and $168,273 for Class 2.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Heritage Fund Class 1 Sector Attributions
Q2 2024 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2024
YTD

Frontier Heritage Fund Class 1AP Sector Attributions
Q2 2024 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2024
YTD

Frontier Heritage Fund Class 2 Sector Attributions
Q2 2024 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2024
YTD

Frontier Heritage Fund Class 1 Major Advisors Performance
Q2 2024 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Aspect Capital Ltd
Horizon3
Welton
Q2 2024
YTD

Frontier Heritage Fund Class 1AP Major Advisors Performance
Q2 2024 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Aspect Capital Ltd
Horizon3
Welton
Q2 2024
YTD

Frontier Heritage Fund Class 2 Major Advisors Performance
Q2 2024 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Aspect Capital Ltd
Horizon3
Welton
Q2 2024
YTD

Two of the six sectors which traded in the Frontier Heritage Fund were profitable in Q2 2024 and three of the six were profitable YTD. Currencies and Interest Rates were profitable for the quarter while Agriculturals, Energies, Metals and Stock Indices finished negative for the quarter. Agriculturals, Currencies and Stock Indices were profitable YTD while Energies, Interest Rates and Metals finished negative YTD.

In terms of major CTA performance, no CTAs were positive for the quarter while Aspect, Horizon3 and Welton were negative for the quarter. Aspect was positive YTD while Horizon3 and Welton were negative YTD.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of June 30, 2024 and December 31, 2023. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

DOMESTIC EXPOSURE

Frontier Balanced Fund:

	June 30, 2024		December 31, 2023
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	723,899	14.31%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	14,434	0.29%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$738,333	14.60%

Value at Risk: Foreign Markets

The following table presents the portion of trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of June 30, 2024 and December 31, 2023, on foreign markets. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

FOREIGN EXPOSURE

Frontier Balanced Fund:

	June 30, 2024		December 31, 2023
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of June 30, 2024, by market sector.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chairman and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of June 30, 2024 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can only provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of June 30, 2024, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 report entitled Internal Control-Integrated Framework.

Based on that assessment, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust maintained effective internal control over financial reporting as of June 30, 2024.

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

Scope of Exhibit 31 Certifications

The certifications of the Chairman and Chief Financial Officer, and the President and Chief Executive Officer, of the Managing Owner as of June 30, 2024 and as of August 14, 2024 (the date of this filing) are included as Exhibits 31.1 and 31.2, respectively, to this Form 10-Q, and apply not only to the Trust as a whole but also to each Series individually.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the sale of unregistered Units by the Trust for the six months ended June 30, 2024. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Trust claims an exemption from registration of each of the transactions listed below under Section 4(a)(2) of the Securities Act of 1933, as amended, as a sale by an issuer not involving a public offering.

SERIES	DATE	UNITS	CONSIDERATION
NONE

One hundred percent of the offering proceeds from the sale of Units are initially available for the Series’ trading activities.

No Units were repurchased by the Trust during the three and six months ended June 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

3.1+++	Second Amended and Restated Declaration of Trust of the Registrant

3.2++++	First Amendment to the Second Amended and Restated Declaration of Trust of the Registrant

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.2	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS^	Inline XBRL Instance Document

101.SCH^	Inline XBRL Taxonomy Extension Schema

101.CAL^	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF^	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB^	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE^	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+++	Previously filed as Exhibit 3.2 on Form 8-K, filed on December 11, 2013.
++++	Previously filed as Exhibit 4.1 on Form 8-K, filed on March 10, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Funds
(Registrant)

Date: August 14, 2024	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 14, 2024	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Balanced Fund,
a Series of Frontier Funds
(Registrant)

Date: August 14, 2024	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 14, 2024	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Fund,
a Series of Frontier Funds
(Registrant)

Date: August 14, 2024	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 14, 2024	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Global Fund,
a Series of Frontier Funds
(Registrant)

Date: August 14, 2024	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 14, 2024	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Fund,
a Series of Frontier Funds (Registrant)

Date: August 14, 2024	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 14, 2024	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long Short Commodity Fund,
a Series of Frontier Funds (Registrant)

Date: August 14, 2024	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 14, 2024	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Fund,
a Series of Frontier Funds (Registrant)

Date: August 14, 2024	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 14, 2024	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Fund,
a Series of Frontier Funds (Registrant)

Date: August 14, 2024	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 14, 2024	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds