Form 10-Q
period 2024-09-30
Frontier Funds; Frontier Heritage Fund; Frontier Masters Fund; Frontier Select Fund; Frontier Long/Short Commodity Fund; Frontier Diversified Fund; Frontier Balanced Fund; Frontier Global Fund
filed 2024-11-14
CIK 1261379, 1389123, 1450722, 1389125, 1389128, 1450720, 1389122, 1389124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The Frontier Funds’ units of beneficial interest are not traded on any market and, accordingly, do not have an aggregate market value. Units outstanding as of September 30, 2024 were: 17,513 for the Frontier Diversified Fund, 4,907 for the Frontier Masters Fund, 6,257 for the Frontier Long/Short Commodity Fund, 61,642 for the Frontier Balanced Fund, 15,528 for the Frontier Select Fund, 7,499 for the Frontier Global Fund and 13,366 for the Frontier Heritage Fund.

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF SEPTEMBER 30, 2024, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

ii

PART I. FINANCIAL INFORMATION

Item 1. Series’ Financial Statements

The Series of Frontier Funds

Consolidated Statements of Financial Condition

September 30, 2024 (Unaudited) and December 31, 2023

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
	9/30/2024	12/31/2023	9/30/2024	12/31/2023	9/30/2024	12/31/2023
ASSETS
Cash and cash equivalents	$44,557	$98,119	$14,034	$25,514	$14,885	$50,991
U.S. Treasury securities, at fair value	2,490	5,543	784	1,441	832	2,881
Investments in private investment companies, at fair value	1,142,616	1,386,373	333,339	341,384	296,852	675,568
Investments in unconsolidated trading companies, at fair value	27,827	33,061	8,765	8,598	9,296	17,181
Interest receivable	219	386	69	100	73	201
Redemptions receivable from private investment companies	1	-	-	-	-	-

Total Assets	$1,217,710	$1,523,482	$356,991	$377,037	$321,938	$746,822

LIABILITIES & CAPITAL

LIABILITIES
Interest payable to Managing Owner	$-	$-	$-	$-	$21	$40
Redemptions payable	21,006	21,822	1	2,601	2	485
Service fees payable to Managing Owner	37	46	16	17	3	8
Trading fees payable to Managing Owner	3,621	4,735	1,974	2,617	724	1,896
Subscriptions in advance for service fee rebates	22,650	22,650	31,725	31,725	393	393
Other liabilities	455	441	144	115	152	231

Total Liabilities	47,769	49,694	33,860	37,075	1,295	3,053

CAPITAL
Managing Owner - Class 2	6,203	6,030	3,691	3,523	374	492
Managing Owner - Class 2a	-	-	-	-	4,585	6,271
Managing Owner - Class 3	8,806	9,964	-	838	-	-
Managing Owner - Class 3a	-	-	-	-	711	923
Limited Owner - Class 2	150,675	195,936	76,123	72,663	5,877	7,743
Limited Owner - Class 2a	-	-	-	-	10,428	33,166
Limited Owner - Class 3	1,004,257	1,261,858	243,317	262,938	227,377	590,578
Limited Owner - Class 3a	-	-	-	-	71,291	104,596

Total Owners’ Capital	1,169,941	1,473,788	323,131	339,962	320,643	743,769

Total Capital	1,169,941	1,473,788	323,131	339,962	320,643	743,769

Total Liabilities and Capital	$1,217,710	$1,523,482	$356,991	$377,037	$321,938	$746,822

Units Outstanding
Class 2	2,237	2,962	1,165	1,165	113	113
Class 2a	N/A	N/A	N/A	N/A	403	816
Class 3	15,276	19,765	3,742	4,257	3,925	7,739
Class 3a	N/A	N/A	N/A	N/A	1,816	2,052

Net Asset Value per Unit
Class 2	$70.13	$68.18	$68.50	$65.39	$55.22	$72.74
Class 2a	N/A	N/A	N/A	N/A	$37.21	$48.36
Class 3	$66.32	$64.35	$65.03	$61.96	$57.92	$76.31
Class 3a	N/A	N/A	N/A	N/A	$39.64	$51.42

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Financial Condition

September 30, 2024 (Unaudited) and December 31, 2023

	Frontier Balanced Fund		Frontier Select Fund
	9/30/2024	12/31/2023	9/30/2024	12/31/2023
ASSETS
Cash and cash equivalents	$109,735	$230,796	$34,831	$91,807
U.S. Treasury securities, at fair value	6,133	13,038	1,947	5,186
Receivable from futures commission merchants	-	769,384	-	-
Investments in private investment companies, at fair value	4,491,259	4,430,486	724,857	688,250
Investments in unconsolidated trading companies, at fair value	68,534	77,766	21,754	30,934
Interest receivable	540	909	171	362

Total Assets	$4,676,201	$5,522,379	$783,560	$816,539

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$-	$14,434	$-	$-
Redemptions payable	12	-	1	-
Incentive fees payable to Managing Owner	-	692	-	-
Management fees payable to Managing Owner	-	2,440	-	-
Interest payable to Managing Owner	884	995	277	308
Service fees payable to Managing Owner	7,186	8,793	1,669	1,878
Trading fees payable to Managing Owner	15,767	20,160	2,287	2,305
Risk analysis fees payable	-	11,307	-	-
Subscriptions in advance for service fee rebates	415,150	405,698	22,776	22,558
Other liabilities	1,129	735	357	415

Total Liabilities	440,128	465,254	27,367	27,464

CAPITAL
Managing Owner - Class 2	34,799	34,646	8,259	8,611
Managing Owner - Class 2a	15,521	18,194	-	-
Limited Owner - Class 1	3,189,457	3,815,001	704,725	733,700
Limited Owner - Class 1AP	48,935	48,720	7,388	7,018
Limited Owner - Class 2	721,438	855,248	35,821	39,746
Limited Owner - Class 3a	225,923	285,316	-	-

Total Owners’ Capital	4,236,073	5,057,125	756,193	789,075

Total Capital	4,236,073	5,057,125	756,193	789,075

Total Liabilities and Capital	$4,676,201	$5,522,379	$783,560	$816,539

Units Outstanding
Class 1	51,858	60,916	14,896	15,961
Class 1AP	587	587	115	115
Class 2	6,726	7,950	517	598
Class 2a	158	187	N/A	N/A
Class 3a	2,313	2,938	N/A	N/A

Net Asset Value per Unit
Class 1	$61.50	$62.63	$47.31	$45.97
Class 1AP	$83.37	$83.01	$64.20	$60.98
Class 2	$112.43	$111.93	$85.18	$80.92
Class 2a	$98.00	$97.44	N/A	N/A
Class 3a	$97.67	$97.10	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Financial Condition

September 30, 2024 (Unaudited) and December 31, 2023

	Frontier Global Fund		Frontier Heritage Fund
	9/30/2024	12/31/2023	9/30/2024	12/31/2023
ASSETS
Cash and cash equivalents	$30,885	$85,804	$54,662	$88,561
U.S. Treasury securities, at fair value	1,726	4,847	3,055	5,003
Investments in private investment companies, at fair value	1,168,778	1,156,895	1,383,929	1,634,716
Investments in unconsolidated trading companies, at fair value	19,288	28,911	34,139	29,840
Interest receivable	152	338	269	349

Total Assets	$1,220,829	$1,276,795	$1,476,054	$1,758,469

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$4	$-	$2	$-
Interest payable to Managing Owner	250	420	437	436
Service fees payable to Managing Owner	2,386	2,704	2,780	3,484
Trading fees payable to Managing Owner	4,675	5,301	5,137	6,943
Subscriptions in advance for service fee rebates	165,841	164,567	89,812	86,405
Other liabilities	315	387	560	401

Total Liabilities	173,471	173,379	98,728	97,669

CAPITAL
Managing Owner - Class 2	11,520	11,205	15,784	17,591
Limited Owner - Class 1	1,011,680	1,069,125	1,271,308	1,483,520
Limited Owner - Class 1AP	-	-	8,621	9,007
Limited Owner - Class 2	24,158	23,086	81,613	150,682

Total Owners’ Capital	1,047,358	1,103,416	1,377,326	1,660,800

Total Capital	1,047,358	1,103,416	1,377,326	1,660,800

Total Liabilities and Capital	$1,220,829	$1,276,795	$1,476,054	$1,758,469

Units Outstanding
Class 1	7,346	7,943	12,763	13,937
Class 1AP	N/A	N/A	64	64
Class 2	153	154	539	890

Net Asset Value per Unit
Class 1	$137.71	$134.60	$99.61	$106.45
Class 1AP	N/A	N/A	$135.14	$141.20
Class 2	$232.86	$222.53	$180.86	$188.97

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

September 30, 2024 (Unaudited)

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
		% of Total Capital (Net Asset		% of Total Capital (Net Asset		% of Total Capital (Net Asset
Description	Fair Value	Value)	Fair Value	Value)	Fair Value	Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$201,919	17.26%	$-	0.00%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	102,773	8.78%	-	0.00%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	322,518	27.57%	-	0.00%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	225,672	19.29%	192,656	59.62%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	158,929	13.58%	72,102	22.31%	143,966	44.90%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	130,805	11.18%	68,581	21.22%	-	0.00%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	0.00%	-	0.00%	152,886	47.68%
Total Private Investment Companies	$1,142,616	97.66%	$333,339	103.15%	$296,852	92.58%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$27,827	2.38%	$8,765	2.71%	$9,296	2.90%
Total Investment in Unconsolidated Trading Companies	$27,827	2.38%	$8,765	2.71%	$9,296	2.90%

U.S. TREASURY SECURITIES (1)

	Fair Value		Fair Value		Fair Value
US Treasury Note 6.875% due 08/15/2025	$2,490	0.21%	$784	0.24%	$832	0.26%

	Face Value	Face Value	Face Value
Additional Disclosure on U.S. Treasury Securities
US Treasury Note 6.875% due 08/15/2025 (1)	$2,422	$763	$809

	Cost	Cost	Cost
Additional Disclosure on U.S. Treasury Securities
US Treasury Note 6.875% due 08/15/2025 (1)	$2,581	$813	$862

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

September 30, 2024 (Unaudited)

	Frontier		Frontier
	Balanced Fund		Select Fund
		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$264,219	6.24%	$-	0.00%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	633,855	14.96%	383,463	50.71%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	421,297	9.95%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,051,094	24.81%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,277,686	30.16%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	462,517	10.92%	230,549	30.49%
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	380,591	8.98%	110,845	14.66%
Total Private Investment Companies	$4,491,259	106.02%	$724,857	95.86%

INVESTMENT IN UNCONSOLIDATED COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$68,534	1.62%	$21,754	2.88%
Total Investment in Unconsolidated Trading Companies	$68,534	1.62%	$21,754	2.88%

U.S. TREASURY SECURITIES (1)

	Fair Value		Fair Value
US Treasury Note 6.875% due 08/15/2025	$6,133	0.14%	$1,947	0.26%

	Face Value	Face Value
Additional Disclosure on U.S. Treasury Securities
US Treasury Note 6.875% due 08/15/2025 (1)	$5,964	$1,893

	Cost	Cost
Additional Disclosure on U.S. Treasury Securities
US Treasury Note 6.875% due 08/15/2025 (1)	$6,357	$2,018

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

September 30, 2024 (Unaudited)

	Frontier		Frontier
	Global Fund		Heritage Fund
		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$1,168,778	111.59%	$871,963	63.31%
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	-	0.00%	339,054	24.62%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	0.00%	172,912	12.55%
Total Private Investment Companies	$1,168,778	111.59%	$1,383,929	100.48%

INVESTMENT IN UNCONSOLIDATED COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$19,288	1.84%	$34,139	2.48%
Total Investment in Unconsolidated Trading Companies	$19,288	1.84%	$34,139	2.48%

U.S. TREASURY SECURITIES (1)

	Fair Value		Fair Value
US Treasury Note 6.875% due 08/15/2025	$1,726	0.16%	$3,055	0.22%

	Face Value	Face Value
Additional Disclosure on U.S. Treasury Securities
US Treasury Note 6.875% due 08/15/2025 (1)	$1,679	$2,971

	Cost	Cost
Additional Disclosure on U.S. Treasury Securities
US Treasury Note 6.875% due 08/15/2025 (1)	$1,789	$3,167

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

December 31, 2023

	Frontier		Frontier		Frontier Long/Short
	Diversified Fund		Masters Fund		Commodity Fund
		% of Total Capital		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$181,025	12.28%	$-	0.00%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	117,743	7.99%	-	0.00%	-	0.00%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	107,501	7.29%	83,565	24.58%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	403,570	27.38%	-	0.00%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	332,437	22.56%	184,610	54.30%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	244,097	16.56%	73,209	21.53%	195,171	26.24%
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC	-	0.00%	-	0.00%	149,233	20.06%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	-	0.00%	-	0.00%	331,164	44.53%
Total Private Investment Companies	$1,386,373	94.06%	$341,384	100.41%	$675,568	90.83%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$33,061	2.24%	$8,598	2.53%	$17,181	2.31%
Total Investment in Unconsolidated Trading Companies	$33,061	2.24%	$8,598	2.53%	$17,181	2.31%

U.S. TREASURY SECURITIES (1)

	Fair Value		Fair Value		Fair Value
US Treasury Note 6.875% due 08/15/2025	$5,543	0.38%	$1,441	0.42%	$2,881	0.39%

	Face Value		Face Value		Face Value
Additional Disclosure on U.S. Treasury Securities
US Treasury Note 6.875% due 08/15/2025 (1)	$5,333		$1,387		$2,771

	Cost		Cost		Cost
Additional Disclosure on U.S. Treasury Securities
US Treasury Note 6.875% due 08/15/2025 (1)	$5,684		$1,478		$2,954

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

December 31, 2023

	Frontier		Frontier
	Balanced Fund		Select Fund
		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
SHORT FUTURES CONTRACTS*
Various base metals futures contracts (U.S.)	(14,434)	-0.29%	-	0.00%
Total Short Futures Contracts	$(14,434)	-0.29%	$-	0.00%
Total Open Trade Equity (Deficit)	$(14,434)	-0.29%	$-	0.00%

PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$256,616	5.07%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	510,709	10.10%	-	0.00%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	573,404	11.34%	322,247	40.84%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,174,679	23.23%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,255,982	24.84%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	659,096	13.03%	366,003	46.38%
Total Private Investment Companies	$4,430,486	87.61%	$688,250	87.22%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$77,766	1.54%	$30,934	3.92%
Total Investment in Unconsolidated Trading Companies	$77,766	1.54%	$30,934	3.92%

U.S. TREASURY SECURITIES (1)

	Fair Value		Fair Value
US Treasury Note 6.875% due 08/15/2025	$13,038	0.26%	$5,186	0.66%

	Face Value		Face Value
Additional Disclosure on U.S. Treasury Securities
US Treasury Note 6.875% due 08/15/2025 (1)	$12,543		$4,990

	Cost		Cost
Additional Disclosure on U.S. Treasury Securities
US Treasury Note 6.875% due 08/15/2025 (1)	$13,370		$5,319

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

December 31, 2023

	Frontier		Frontier
	Global Fund		Heritage Fund
		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$1,156,895	104.85%	$1,415,114	85.21%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	-	219,602	13.22%
Total Private Investment Companies	$1,156,895	104.85%	$1,634,716	98.43%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$28,911	2.62%	$29,840	1.80%
Total Investment in Unconsolidated Trading Companies	$28,911	2.62%	$29,840	1.80%

U.S. TREASURY SECURITIES (1)

	Fair Value		Fair Value
US Treasury Note 6.875% due 08/15/2025	$4,847	0.44%	$5,003	0.30%

	Face Value		Face Value
Additional Disclosure on U.S. Treasury Securities
US Treasury Note 6.875% due 08/15/2025 (1)	$4,663		$4,813

	Cost		Cost
Additional Disclosure on U.S. Treasury Securities
US Treasury Note 6.875% due 08/15/2025 (1)	$4,971		$5,131

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended September 30, 2024 and 2023

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	9/30/2024	9/30/2023	9/30/2024	9/30/2023	9/30/2024	9/30/2023

Investment income:
Interest - net	$1,001	$1,053	$479	$591	$407	$650

Total Income	1,001	1,053	479	591	407	650

Expenses:
Service Fees - Class 1	116	213	52	75	10	36
Due Diligence Fees	381	636	104	161	29	64
Trading Fees	11,619	19,265	6,483	8,796	2,426	6,783

Total Expenses	12,116	20,114	6,639	9,032	2,465	6,883

Investment (loss) - net	(11,115)	(19,061)	(6,160)	(8,441)	(2,058)	(6,233)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	(109,979)	(66,767)	(30,201)	7,645	95,175	(24,771)
Net realized gain/(loss) on private investment companies	(24,317)	(6,098)	(3,243)	(405)	(127,067)	(6,360)
Net realized gain/(loss) on U.S. Treasury securities	(407)	(463)	(194)	(273)	(191)	(353)
Net unrealized gain/(loss) on U.S. Treasury securities	9	3	5	25	5	36
Change in fair value of investments in unconsolidated trading companies	(3,929)	2,699	(1,846)	1,559	(1,765)	2,351

Net gain/(loss) on investments	(138,623)	(70,626)	(35,479)	8,551	(33,843)	(29,097)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(149,738)	(89,687)	(41,639)	110	(35,901)	(35,330)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(149,738)	$(89,687)	$(41,639)	$110	$(35,901)	$(35,330)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	N/A	N/A	N/A	N/A	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	N/A	N/A
Class 2	$(8.56)	$(3.43)	$(8.82)	$0.05	$(6.13)	$(3.32)
Class 2a	N/A	N/A	N/A	N/A	$(4.01)	$(1.98)
Class 3	$(8.04)	$(3.18)	$(8.34)	$0.09	$(6.44)	$(3.48)
Class 3a	N/A	N/A	N/A	N/A	$(4.24)	$(2.06)

The accompanying notes are an integral part of these consolidated financial statements.

The Series of the Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended September 30, 2024 and 2023

	Frontier Balanced Fund		Frontier Select Fund
	9/30/2024	9/30/2023	9/30/2024	9/30/2023

Investment income:
Interest - net	$147	$1,809	$-	$-

Total Income/(loss)	147	1,809	-	-

Expenses:
Incentive Fees (rebate)	(10,755)	-	-	-
Management Fees	-	3,942	-	-
Service Fees - Class 1	25,423	40,231	5,177	7,152
Risk analysis Fees	-	1,570	-	-
Trading Fees	51,949	75,942	7,351	8,054

Total Expenses	66,617	121,685	12,528	15,206

Investment (loss) - net	(66,470)	(119,876)	(12,528)	(15,206)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	-	(236,381)	-	-
Net unrealized gain/(loss) on private investment companies	(495,806)	(309,002)	22,288	(1,753)
Net realized gain/(loss) on private investment companies	845	57,137	(1,493)	6,729
Net change in open trade equity/(deficit)	-	93,155	-	-
Net realized gain/(loss) on U.S. Treasury securities	(1,282)	(1,952)	(325)	(399)
Net unrealized gain/(loss) on U.S. Treasury securities	31	283	8	38
Trading commissions	-	(2,649)	-	-
Change in fair value of investments in unconsolidated trading companies	(12,310)	11,668	(2,966)	2,153

Net gain/(loss) on investments	(508,522)	(387,741)	17,512	6,768

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(574,992)	(507,617)	4,984	(8,438)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(574,992)	$(507,617)	$4,984	$(8,438)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(8.35)	$(5.99)	$0.44	$(0.45)
Class 1AP	$(10.61)	$(7.06)	$1.08	$(0.04)
Class 2	$(14.30)	$(9.53)	$1.43	$(0.06)
Class 2a	$(12.41)	$(8.23)	N/A	N/A
Class 3a	$(12.36)	$(8.20)	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

The Series of the Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended September 30, 2024 and 2023

	Frontier Global Fund		Frontier Heritage Fund
	9/30/2024	9/30/2023	9/30/2024	9/30/2023

Investment income:
Interest - net	$-	$-	$-	$-

Total Income	-	-	-	-

Expenses:
Service Fees - Class 1	8,317	10,479	10,083	14,931
Trading Fees	16,068	19,480	17,409	24,687

Total Expenses	24,385	29,959	27,492	39,618

Investment (loss) - net	(24,385)	(29,959)	(27,492)	(39,618)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	(273,108)	(114,036)	(195,296)	(88,567)
Net realized gain/(loss) on private investment companies	11,311	110,035	(66)	54,002
Net realized gain/(loss) on U.S. Treasury securities	(411)	(288)	(545)	(448)
Net unrealized gain/(loss) on U.S. Treasury securities	11	73	13	(8)
Change in fair value of investments in unconsolidated trading companies	(4,576)	1,339	(5,246)	977

Net gain/(loss) on investments	(266,773)	(2,877)	(201,140)	(34,044)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(291,158)	(32,836)	(228,632)	(73,662)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(291,158)	$(32,836)	$(228,632)	$(73,662)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(38.33)	$(3.55)	$(16.36)	$(4.51)
Class 1AP	N/A	N/A	$(21.01)	$(4.59)
Class 2	$(62.56)	$(3.67)	$(28.12)	$(6.12)

The accompanying notes are an integral part of these consolidated financial statements.

The Series of the Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Nine Months Ended September 30, 2024 and 2023

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	9/30/2024	9/30/2023	9/30/2024	9/30/2023	9/30/2024	9/30/2023

Investment income:
Interest - net	$3,253	$3,583	$1,277	$2,110	$1,788	$2,964

Total Income	3,253	3,583	1,277	2,110	1,788	2,964

Expenses:
Incentive Fees (rebate)	-	-	-	-	-	(5,126)
Service Fees - Class 1	375	648	165	252	45	137
Due Diligence Fees	1,263	2,079	343	506	104	232
Trading Fees	37,914	64,118	21,442	27,966	11,336	24,073

Total Expenses	39,552	66,845	21,950	28,724	11,485	19,316

Investment (loss) - net	(36,299)	(63,262)	(20,673)	(26,614)	(9,697)	(16,352)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	130,353	(478,478)	43,294	(104,623)	165,969	(285,276)
Net realized gain/(loss) on private investment companies	(29,404)	129,853	544	31,393	(292,941)	7,791
Net realized gain/(loss) on U.S. Treasury securities	(1,436)	(3,880)	(569)	(2,104)	(959)	(2,865)
Net unrealized gain/(loss) on U.S. Treasury securities	88	(365)	32	(805)	48	(4,101)
Change in fair value of investments in unconsolidated trading companies	(4,770)	3,966	(1,813)	3,003	(1,265)	10,869

Net gain/(loss) on investments	94,831	(348,904)	41,488	(73,136)	(129,148)	(273,582)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	58,532	(412,166)	20,815	(99,750)	(138,845)	(289,934)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$58,532	$(412,166)	$20,815	$(99,750)	$(138,845)	$(289,934)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	N/A	N/A	N/A	N/A	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	N/A	N/A
Class 2	$1.95	$(13.59)	$3.11	$(13.01)	$(17.52)	$(24.77)
Class 2a	N/A	N/A	N/A	N/A	$(11.15)	$(15.75)
Class 3	$1.97	$(12.64)	$3.07	$(12.16)	$(18.39)	$(25.98)
Class 3a	N/A	N/A	N/A	N/A	$(11.78)	$(16.59)

The accompanying notes are an integral part of these consolidated financial statements.

The Series of the Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Nine Months Ended September 30, 2024 and 2023

	Frontier Balanced Fund		Frontier Select Fund
	9/30/2024	9/30/2023	9/30/2024	9/30/2023

Investment income:
Interest - net	$429	$5,121	$-	$-

Total Income/(loss)	429	5,121	-	-

Expenses:
Incentive Fees (rebate)	(10,755)	-	-	-
Management Fees	-	12,460	-	-
Service Fees - Class 1	85,417	128,705	16,654	24,144
Risk analysis Fees	-	4,125	-	-
Trading Fees	172,018	248,043	24,204	27,373

Total Expenses	246,680	393,333	40,858	51,517

Investment (loss) - net	(246,251)	(388,212)	(40,858)	(51,517)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	-	(479,879)	-	-
Net unrealized gain/(loss) on private investment companies	300,844	(1,454,916)	54,941	(332,020)
Net realized gain/(loss) on private investment companies	(1,080)	229,463	14,318	49,888
Net change in open trade equity/(deficit)	-	151,260	-	-
Net realized gain/(loss) on U.S. Treasury securities	(3,678)	(11,575)	(1,159)	(3,029)
Net unrealized gain/(loss) on U.S. Treasury securities	10	(1,216)	57	(1,269)
Trading commissions	-	(7,452)	-	-
Change in fair value of investments in unconsolidated trading companies	(15,122)	5,269	(2,193)	5,144

Net gain/(loss) on investments	280,974	(1,569,046)	65,964	(281,286)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	34,723	(1,957,258)	25,106	(332,803)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$34,723	$(1,957,258)	$25,106	$(332,803)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(1.13)	$(21.89)	$1.34	$(15.75)
Class 1AP	$0.36	$(25.91)	$3.22	$(18.66)
Class 2	$0.50	$(34.94)	$4.26	$(24.77)
Class 2a	$0.56	$(30.20)	N/A	N/A
Class 3a	$0.57	$(30.10)	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

The Series of the Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Nine Months Ended September 30, 2024 and 2023

	Frontier Global Fund		Frontier Heritage Fund
	9/30/2024	9/30/2023	9/30/2024	9/30/2023

Investment income:
Interest - net	$-	$-	$-	$-

Total Income	-	-	-	-

Expenses:
Service Fees - Class 1	28,622	43,728	33,219	50,464
Trading Fees	52,402	79,865	57,161	82,562

Total Expenses	81,024	123,593	90,380	133,026

Investment (loss) - net	(81,024)	(123,593)	(90,380)	(133,026)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	33,920	(677,875)	(91,769)	(543,617)
Net realized gain/(loss) on private investment companies	104,169	545,002	106,924	249,382
Net realized gain/(loss) on U.S. Treasury securities	(1,336)	3,682	(1,511)	(2,529)
Net unrealized gain/(loss) on U.S. Treasury securities	42	902	70	6,257
Change in fair value of investments in unconsolidated trading companies	(4,760)	(17,297)	(6,847)	(16,528)

Net gain/(loss) on investments	132,035	(145,586)	6,867	(307,035)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	51,011	(269,179)	(83,513)	(440,061)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$51,011	$(269,179)	$(83,513)	$(440,061)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$3.11	$(15.75)	$(6.84)	$(22.12)
Class 1AP	N/A	N/A	$(6.06)	$(24.62)
Class 2	$10.33	$(19.10)	$(8.11)	$(32.94)

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended September 30, 2024

	Frontier Diversified Fund						Frontier Masters Fund
	Class 2	Class 2	Class 3	Class 3	Non-		Class 2	Class 2	Class 3	Class 3	Non-
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, June 30, 2024	$6,960	$192,622	$9,874	$1,197,893	$-	$1,407,349	$4,166	$85,922	$-	$295,112	$-	$385,200
Redemption of Units	-	(21,007)	-	(66,663)	-	(87,670)	-	-	-	(20,430)	-	(20,430)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(757)	(20,940)	(1,068)	(126,973)	-	(149,738)	(475)	(9,799)	-	(31,365)	-	(41,639)

Owners’ Capital, September 30, 2024	$6,203	$150,675	$8,806	$1,004,257	$-	$1,169,941	$3,691	$76,123	$-	$243,317	$-	$323,131

Owners’ Capital - Units, June 30, 2024	89	2,447	133	16,109	-	18,778	53	1,112	-	4,022	-	5,187

Redemption of Units (including transfers)	-	(299)	-	(966)	-	(1,265)	-	-	-	(280)	-	(280)

Owners’ Capital - Units, September 30, 2024	89	2,148	133	15,143	-	17,513	53	1,112	-	3,742	-	4,907

Net asset value per unit at June 30, 2024		$78.69		$74.36				$77.32		$73.37

Change in net asset value per unit for the three months ended September 30, 2024		(8.56)		(8.04)				(8.82)		$(8.34)

Net asset value per unit at September 30, 2024		$70.13		$66.32				$68.50		$65.03

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended September 30, 2024

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 2a		Class 3a		Non-
	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, June 30, 2024	$415	$6,531	$252,658	$5,079	$11,551	$788	$86,274	$-	$363,296
Redemption of Units	-	-	-	-	-	-	(6,752)	-	(6,752)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(41)	(654)	(25,281)	(494)	(1,123)	(77)	(8,231)	-	(35,901)

Owners’ Capital, September 30, 2024	$374	$5,877	$227,377	$4,585	$10,428	$711	$71,291	$-	$320,643

Owners’ Capital - Units, June 30, 2024	7	106	3,925	123	280	18	1,966	-	6,425

Redemption of Units (including transfers)	-	-	-	-	-	-	(168)	-	(168)

Owners’ Capital - Units, September 30, 2024	7	106	3,925	123	280	18	1,798	-	6,257

Net asset value per unit at June 30, 2024		$61.35	$64.36		$41.22		$43.88

Change in net asset value per unit for the three months ended September 30, 2024		(6.13)	(6.44)		(4.01)		(4.24)

Net asset value per unit at September 30, 2024		$55.22	$57.92		$37.21		$39.64

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended September 30, 2024

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a	Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Controlling Interests	Total
Owners’ Capital, June 30, 2024	$3,758,298	$55,160	$39,226	$813,220	$17,486	$-	$297,635	$-	$4,981,025

Redemption of Units	(128,309)	-	-	-	-	-	(41,651)	-	(169,960)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(440,532)	(6,225)	(4,427)	(91,782)	(1,965)	-	(30,061)	-	(574,992)

Owners’ Capital, September 30, 2024	$3,189,457	$48,935	$34,799	$721,438	$15,521	$-	$225,923	$-	$4,236,073

Owners’ Capital - Units, June 30, 2024	53,802	587	310	6,416	158	-	2,705	-	63,978

Redemption of Units (including transfers)	(1,944)	-	-	-	-	-	(392)	-	(2,336)

Owners’ Capital - Units, September 30, 2024	51,858	587	310	6,416	158	-	2,313	-	61,642

Net asset value per unit at June 30, 2024	$69.85	$93.98		$126.73		$110.41	$110.03

Change in net asset value per unit for the three months ended September 30, 2024	(8.35)	(10.61)		(14.30)		(12.41)	(12.36)

Net asset value per unit at September 30, 2024	$61.50	$83.37		$112.43		$98.00	$97.67

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended September 30, 2024

	Frontier Select Fund						Frontier Global Fund					Frontier Heritage Fund
	Class 1	Class 1AP	Class 2		Non-		Class 1	Class 2		Non-		Class 1	Class 1AP	Class 2		Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total
Owners’ Capital, June 30, 2024	$710,640	$7,264	$8,120	$39,423	$-	$765,447	$1,293,252	$14,616	$30,648	$-	$1,338,516	$1,500,043	$9,961	$18,238	$94,304	$-	$1,622,546

Redemption of Units	(10,310)	-	-	(3,928)	-	(14,238)	-	-	-	-	-	(16,588)	-	-	-	-	(16,588)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	4,395	124	139	326	-	4,984	(281,572)	(3,096)	(6,490)	-	(291,158)	(212,147)	(1,340)	(2,454)	(12,691)	-	(228,632)

Owners’ Capital, September 30, 2024	$704,725	$7,388	$8,259	$35,821	$-	$756,193	$1,011,680	$11,520	$24,158	$-	$1,047,358	$1,271,308	$8,621	$15,784	$81,613	$-	$1,377,326

Owners’ Capital - Units, June 30, 2024	15,162	115	97	471	-	15,845	7,346	49	104	-	7,499	12,935	64	87	452	-	13,538

Redemption of Units (including transfers)	(266)	-	(1)	(50)	-	(317)	-	-	-	-	-	(172)	-	-	-	-	(172)

Owners’ Capital - Units, September 30, 2024	14,896	115	96	421	-	15,528	7,346	49	104	-	7,499	12,763	64	87	452	-	13,366

Net asset value per unit at June 30, 2024	$46.87	$63.12		$83.75			$176.04		$295.42			$115.97	$156.15		$208.98
Change in net asset value per for the three months ended September 30, 2024	0.44	1.08		1.43			(38.33)		(62.56)			(16.36)	(21.01)		(28.12)
Net asset value per unit at September 30, 2024	$47.31	$64.20		$85.18			$137.71		$232.86			$99.61	$135.14		$180.86

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Nine Months Ended September 30, 2024

	Frontier Diversified Fund						Frontier Masters Fund
	Class 2	Class 2	Class 3	Class 3	Non-		Class 2	Class 2	Class 3	Class 3	Non-
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total
Owners’ Capital, December 31, 2023	$6,030	$195,936	$9,964	$1,261,858	$-	$1,473,788	$3,523	$72,663	$838	$262,938	$-	$339,962

Redemption of Units	-	(52,473)	(1,400)	(308,506)	-	(362,379)	-	-	(830)	(36,816)	-	(37,646)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	173	7,212	242	50,905	-	58,532	168	3,460	(8)	17,195	-	20,815

Owners’ Capital, September 30, 2024	$6,203	$150,675	$8,806	$1,004,257	$-	$1,169,941	$3,691	$76,123	$-	$243,317	-	$323,131

Owners’ Capital - Units, December 31, 2023	89	2,873	155	19,610	-	22,727	53	1,112	14	4,243	-	5,422

Redemption of Units (including transfers)	-	(725)	(22)	(4,467)	-	(5,214)	-	-	(14)	(501)	-	(515)

Owners’ Capital - Units, September 30, 2024	89	2,148	133	15,143	-	17,513	53	1,112	-	3,742	-	4,907
Net asset value per unit at December 31, 2023		$68.18		$64.35				$65.39		$61.96
Change in net asset value per unit for the nine months ended September 30, 2024		1.95		1.97				3.11		$3.07
Net asset value per unit at September 30, 2024		$70.13		$66.32				$68.50		$65.03

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Nine Months Ended September 30, 2024

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 2a		Class 3a		Non-
	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total
Owners’ Capital, December 31, 2023	$492	$7,743	$590,578	$6,271	$33,166	$923	$104,596	$-	$743,769

Redemption of Units	-	-	(255,621)	(300)	(18,188)	-	(10,172)	-	(284,281)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(118)	(1,866)	(107,580)	(1,386)	(4,550)	(212)	(23,133)	-	(138,845)

Owners’ Capital, September 30, 2024	$374	$5,877	$227,377	$4,585	$10,428	$711	$71,291	$-	$320,643

Owners’ Capital - Units, December 31, 2023	7	106	7,739	129	687	18	2,034	-	10,720

Redemption of Units (including transfers)	-	-	(3,814)	(6)	(407)	-	(236)	-	(4,463)

Owners’ Capital - Units, September 30, 2024	7	106	3,925	123	280	18	1,798	-	6,257

Net asset value per unit at December 31, 2023		$72.74	$76.31		$48.36		$51.42
Change in net for the nine months ended September 30, 2024		(17.52)	(18.39)		(11.15)		(11.78)
Net asset value per unit at September 30, 2024		$55.22	$57.92		$37.21		$39.64

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Nine Months Ended September 30, 2024

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a	Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Controlling Interests	Total
Owners’ Capital, December 31, 2023	$3,815,001	$48,720	$34,646	$855,248	$18,194	$-	$285,316	$-	$5,057,125

Redemption of Units	(629,692)	-	-	(155,513)	(2,750)	-	(67,820)	-	(855,775)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	4,148	215	153	21,703	77	-	8,427	-	34,723

Owners’ Capital, September 30, 2024	$3,189,457	$48,935	$34,799	$721,438	$15,521	$-	$225,923	$-	$4,236,073

Owners’ Capital - Units, December 31, 2023	60,916	587	310	7,640	187	-	2,938	-	72,578

Redemption of Units (including transfers)	(9,058)	-	-	(1,224)	(29)	-	(625)	-	(10,936)

Owners’ Capital - Units, September 30, 2024	51,858	587	310	6,416	158	-	2,313	-	61,642

Net asset value per unit at December 31, 2023	$62.63	$83.01		$111.93		$97.44	$97.10

Change in net asset value for the nine months ended September 30, 2024	(1.13)	0.36		0.50		0.56	0.57
Net asset value per unit at September 30, 2024	$61.50	$83.37		$112.43		$98.00	$97.67

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Nine Months Ended September 30, 2024

	Frontier Select Fund						Frontier Global Fund					Frontier Heritage Fund
	Class 1	Class 1AP	Class 2		Non-		Class 1	Class 2		Non-		Class 1	Class 1AP	Class 2		Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total
Owners’ Capital, December 31, 2023	$733,700	$7,018	$8,611	$39,746	$-	$789,075	$1,069,125	$11,205	$23,086	$-	$1,103,416	$1,483,520	$9,007	$17,591	$150,682	$-	$1,660,800

Redemption of Units	(51,446)	-	(750)	(5,792)	-	(57,988)	(106,869)	(200)	-	-	(107,069)	(130,850)	-	(1,100)	(68,011)	-	(199,961)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	22,471	370	398	1,867	-	25,106	49,424	515	1,072	-	51,011	(81,362)	(386)	(707)	(1,058)	-	(83,513)
Owners’ Capital, September 30, 2024	$704,725	$7,388	$8,259	$35,821	$-	$756,193	$1,011,680	$11,520	$24,158	$-	$1,047,358	$1,271,308	$8,621	$15,784	$81,613	$-	$1,377,326

Owners’ Capital - Units, December 31, 2023	15,961	115	106	492	-	16,674	7,943	50	104	-	8,097	13,937	64	93	797	-	14,891

Redemption of Units (including transfers)	(1,065)	-	(10)	(71)	-	(1,146)	(597)	(1)	-	-	(598)	(1,174)	-	(6)	(345)	-	(1,525)

Owners’ Capital - Units, September 30, 2024	14,896	115	96	421	-	15,528	7,346	49	104	-	7,499	12,763	64	87	452	-	13,366

Net asset value per unit at December 31, 2023	$45.97	$60.98		$80.92			$134.60		$222.53			$106.45	$141.20		$188.97
Change in net asset value per for the nine months ended September 30, 2024	1.34	3.22		4.26			3.11		10.33			(6.84)	(6.06)		(8.11)
Net asset value per unit at September 30, 2024	$47.31	$64.20		$85.18			$137.71		$232.86			$99.61	$135.14		$180.86

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2024 and 2023

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	9/30/2024	9/30/2023	9/30/2024	9/30/2023	9/30/2024	9/30/2023
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$58,532	$(412,166)	$20,815	$(99,750)	$(138,845)	$(289,934)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	(5,067)	(95,447)	(2,528)	(70,101)	(3,299)	(78,010)
Net unrealized (gain)/loss on U.S. Treasury securities	(88)	365	(32)	805	(48)	4,101
Net realized (gain)/loss on U.S. Treasuries securities	1,436	3,880	569	2,104	959	2,865
Net unrealized (gain)/loss on private investment companies	(130,353)	478,478	(43,294)	104,623	(165,969)	285,276
Net realized (gain)/loss on private investment companies	29,404	(129,853)	(544)	(31,393)	292,941	(7,791)
(Purchases) sales of:
Sales of U.S. Treasury securities	3,519	261,948	1,371	145,804	2,649	183,545
(Purchases) of U.S. Treasury securities	-	(134,974)	-	(66,899)	-	(84,972)
U.S. Treasury interest and premium paid/amortized	3,253	3,583	1,277	2,110	1,788	2,964
(Purchases) of Private Investment Companies	(208,337)	(330,814)	(68,852)	(200,153)	(100,253)	(153,644)
Sale of Private Investment Companies	553,043	837,532	120,735	320,794	351,997	362,637
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	5,234	9,111	(167)	(9,100)	7,885	(7,500)
Interest receivable	167	866	31	225	128	576
Redemptions receivable from private investment companies	(1)	-	-	-	-	-
Interest payable to Managing Owner	-	-	-	-	(19)	5
Trading fees payable to Managing Owner	(1,114)	(3,630)	(643)	(1,620)	(1,172)	(1,361)
Service fees payable to Managing Owner	(9)	(20)	(1)	(18)	(5)	(11)
Other liabilities	14	(537)	29	563	(79)	474
Net cash provided by (used in) operating activities	309,633	488,322	28,766	97,994	248,658	219,220

Cash Flows from Financing Activities:
Payments for redemption of units	(362,379)	(490,650)	(37,646)	(50,186)	(284,281)	(174,259)
Change in owner redemptions payable	(816)	-	(2,600)	(19,922)	(483)	(12,788)

Net cash provided by (used in) financing activities	(363,195)	(490,650)	(40,246)	(70,108)	(284,764)	(187,047)

Net increase (decrease) in cash and cash equivalents	(53,562)	(2,328)	(11,480)	27,886	(36,106)	32,173

Cash and cash equivalents, beginning of period	98,119	46,604	25,514	18,560	50,991	38,703
Cash and cash equivalents, end of period	$44,557	$44,276	$14,034	$46,446	$14,885	$70,876

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2024 and 2023

	Frontier Balanced Fund		Frontier Select Fund
	9/30/2024	9/30/2023	9/30/2024	9/30/2023
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$34,723	$(1,957,258)	$25,106	$(332,803)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	-	(151,260)	-	-
Net realized (gain)/loss on futures, forwards and options	(14,434)	-	-	-
Net change in ownership allocation of U.S. Treasury securities	(1,436)	(68,304)	(772)	(91,078)
Net unrealized (gain)/loss on U.S. Treasury securities	(10)	1,216	(57)	1,269
Net realized (gain)/loss on U.S. Treasury securities	3,678	11,575	1,159	3,029
Net unrealized (gain)/loss on private investment companies	(300,844)	1,454,916	(54,941)	332,020
Net realized (gain)/loss on private investment companies	1,080	(229,463)	(14,318)	(49,888)
(Purchases) sales of:
Sales of U.S. Treasury securities	4,244	742,878	2,909	201,360
(Purchases) of U.S. Treasury securities	-	(512,963)	-	(87,947)
U.S. Treasury interest and premium paid/amortized	429	5,121	-	-
(Purchases) of Private Investment Companies	(1,054,864)	(1,104,486)	(277,118)	(140,021)
Sale of Private Investment Companies	1,293,855	2,949,044	309,770	324,958
Increase and/or decrease in:
Receivable from futures commission merchants	769,384	(181,099)	-	-
Investments in unconsolidated trading companies, at fair value	9,232	(7,569)	9,180	(3,066)
Interest receivable	369	3,629	191	525
Incentive fees payable to Managing Owner	(692)	-	-	-
Management fees payable to Managing Owner	(2,440)	(320)	-	-
Interest payable to Managing Owner	(111)	(583)	(31)	(25)
Trading fees payable to Managing Owner	(4,393)	(14,099)	(18)	(1,876)
Service fees payable to Managing Owner	(1,607)	(5,530)	(209)	(1,268)
Risk analysis fees payable	(11,307)	(232)	-	-
Subscriptions in advance for service fee rebates	9,452	11,114	218	418
Other liabilities	394	1,494	(58)	199

Net cash provided by (used in) operating activities	734,702	947,821	1,011	155,806

Cash Flows from Financing Activities:
Payments for redemption of units	(855,775)	(808,737)	(57,988)	(135,838)
Change in owner redemptions payable	12	(35,051)	1	-

Net cash provided by (used in) financing activities	(855,763)	(843,788)	(57,987)	(135,838)

Net increase (decrease) in cash and cash equivalents	(121,061)	104,033	(56,976)	19,968

Cash and cash equivalents, beginning of period	230,796	221,344	91,807	33,183
Cash and cash equivalents, end of period	$109,735	$325,377	$34,831	$53,151

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2024 and 2023

	Frontier Global Fund		Frontier Heritage Fund
	9/30/2024	9/30/2023	9/30/2024	9/30/2023

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$51,011	$(269,179)	$(83,513)	$(440,061)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	(802)	384,400	(2,659)	(2,273)
Net unrealized (gain)/loss on U.S. Treasury securities	(42)	(902)	(70)	(6,257)
Net realized (gain)/loss on U.S. Treasury securities	1,336	(3,682)	1,511	2,529
Net unrealized (gain)/loss on private investment companies	(33,920)	677,875	91,769	543,617
Net realized (gain)/loss on private investment companies	(104,169)	(545,002)	(106,924)	(249,382)
(Purchases) sale of:
Sales of U.S. Treasury Securities	2,629	(238,642)	3,166	165,494
(Purchases) of U.S. Treasury securities	-	(118,893)	-	(119,719)
(Purchases) of Private Investment Companies	(138,354)	(436,688)	(756,771)	(566,310)
Sale of Private Investment Companies	264,560	1,682,752	1,022,713	1,100,115
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	9,623	5,457	(4,299)	18,390
Interest receivable	186	492	80	934
Interest payable to Managing Owner	(170)	(138)	1	(286)
Trading fees payable to Managing Owner	(626)	(6,562)	(1,806)	(3,805)
Service fees payable to Managing Owner	(318)	(3,171)	(704)	(2,083)
Subscriptions in advance for service fee rebates	1,274	1,847	3,407	5,372
Other liabilities	(72)	(319)	159	(1,099)

Net cash provided by (used in) operating activities	52,146	1,129,645	166,060	445,176

Cash Flows from Financing Activities:
Payments for redemption of units	(107,069)	(1,131,660)	(199,961)	(468,955)
Change in owner redemptions payable	4	-	2	-

Net cash provided by (used in) financing activities	(107,065)	(1,131,660)	(199,959)	(468,955)

Net increase (decrease) in cash and cash equivalents	(54,919)	(2,015)	(33,899)	(23,779)

Cash and cash equivalents, beginning of period	85,804	26,333	88,561	45,466
Cash and cash equivalents, end of period	$30,885	$24,318	$54,662	$21,687

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

The Trust, with respect to each Series:

●	engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions;

●	allocates funds to a limited liability trading company or companies (“Trading Company” or “Trading Companies”) or to an unaffiliated series limited liability company (“Galaxy Plus entities” or “Galaxy Plus entity”). Except as otherwise described in these notes, each Trading Company and Galaxy Plus entity has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s and Galaxy Plus assets and make the trading decisions for the assets of each Series invested in such Trading Company and Galaxy Plus entity. Each Trading Company and Galaxy Plus entity will segregate its assets from any other Trading Company and Galaxy Plus entity;

●	maintains separate, distinct records for each Series, and separately accounts for the assets of each Series;

●	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series;

●	has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, offering exposure to the investment programs of individual Trading Advisors and to specific instruments;

●	maintains each Series of Units in two to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of Frontier Diversified Fund, Frontier Masters Fund, and Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Global Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Fund, and Frontier Masters Fund or Class 2a Units of the Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. Class 1AP was created as a sub-class of Class 1 and it has been presented separately because the fees applicable to it are different from those applicable to Class 1. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents; and

●	all payments made to selling agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 2a Units of the Frontier Long/Short Commodity Fund or Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. The service fee limit applicable to each unit sold is reached upon the earlier of when (i) the aggregate initial and ongoing service fees received by the selling agent with respect to such unit equals 9% of the purchase price of such unit or (ii) the aggregate underwriting compensation (determined in accordance with FINRA Rule 2310) paid in respect of such unit totals 10% of the purchase price of such unit. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) business day to be received by the Managing Owner prior to 4:00 PM in New York.

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

As of September 30, 2024, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into two separate Classes—Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund and Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Global Fund, separates Units into two separate Classes—Class 1 and Class 2. The Trust, with respect to the Frontier Balanced Fund, separates Units into five separate Classes—Class 1, Class 1AP, Class 2, Class 2a and Class 3a. The Trust, with respect to the Frontier Long/Short Commodity Fund, separates Units into four separate Classes—Class 2, Class 2a, Class 3 and Class 3a.

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

Basis of Presentation—The Series of the Trust follow U.S. Generally Accepted Accounting Principles (“GAAP”), as established by the Financial Accounting Standards Board (the “FASB”), to ensure consistent reporting of consolidated financial condition, consolidated condensed schedules of investments, consolidated results of operations, consolidated changes in capital and consolidated cash flows. The Trust is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946.

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

Receivable from Futures Commission Merchants—The Series of the Trust deposit assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust, with respect to the Series, earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of September 30, 2024 and December 31, 2023 included restricted cash for margin requirements of $0 and $769,384 respectively, for the Frontier Balanced Fund.

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

Allocation of Earnings—Each Series of the Trust may maintain two to seven subclasses of Units—Class 1, Class 2, Class 3, Class 1a, Class 2a, Class 3a, and Class 1AP. All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that fees charged to a Class or Series differ as described below. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading gains and losses of each Series are allocated daily to Class 1, Class 1a, Class 2, Class 2a, Class 3, Class 3a and Class 1AP Units based on each Class’s respective owners’ capital balances as applicable to the classes maintained by the Series.

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

Income Taxes—The Trust, with respect to the Series, applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust, with respect to the Series’, consolidated financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Series for the quarter ended September 30, 2024.

The 2021 through 2023 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Service Fees—The Trust may maintain each Series of Units in two to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of Frontier Diversified Fund, Frontier Masters Fund, and Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Global Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Fund and Frontier Masters Fund or Class 2a Units of the Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents.

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2023, 2022 and 2021, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2024 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as subscriptions in advance for service fee rebates of $22,650, $393, $31,725, $415,150, $22,776, $165,841 and $89,812 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively, as of September 30, 2024.

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

Swap contracts are reported at fair value upon daily reports from the counterparty. In addition, a third party takes the inputs from the counterparty, makes certain adjustments, and runs it through their pricing model to come up with their daily price. The fair value measurements of the swap contracts are valued using unadjusted inputs that were not internally developed. The Managing Owner reviews and compares approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, as well as from the third party. Differences in prices exceeding 5% are investigated. Unexplainable differences are escalated to the Managing Owner’s Valuation Committee for evaluation and resolution. The Swap contracts are reported at fair value using Level 3 inputs. The Series did not hold any swap contracts as of September 30, 2024.

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

The following table summarizes investment in each Series measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

September 30, 2024	Practical Expedient	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$27,827	$-	$-	$-	$27,827
U.S. Treasury Securities	-	2,490	-	-	2,490
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	8,765	-	-	-	8,765
U.S. Treasury Securities	-	784	-	-	784
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	9,296	-	-	-	9,296
U.S. Treasury Securities	-	832	-	-	832
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	68,534	-	-	-	68,534
U.S. Treasury Securities	-	6,133	-	-	6,133
Frontier Select Fund			-
Investment in Unconsolidated Trading Companies	21,754	-	-	-	21,754
U.S. Treasury Securities	-	1,947	-	-	1,947
Frontier Global Fund			-
Investment in Unconsolidated Trading Companies	19,288	-	-	-	19,288
U.S. Treasury Securities	-	1,726	-	-	1,726
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	34,139	-	-	-	34,139
U.S. Treasury Securities	-	3,055	-	-	3,055

December 31, 2023	Practical Expedient	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$33,061	$-	$-	$-	$33,061
U.S. Treasury Securities	-	5,543	-	-	5,543
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	8,598	-	-	-	8,598
U.S. Treasury Securities	-	1,441	-	-	1,441
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	17,181	-	-	-	17,181
U.S. Treasury Securities	-	2,881	-	-	2,881
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	77,766	-	-	-	77,766
Open Trade Equity (Deficit)	-	(14,434)	-	-	(14,434)
U.S. Treasury Securities	-	13,038	-	-	13,038
Frontier Select Fund
Investment in Unconsolidated Trading Companies	30,934	-	-	-	30,934
U.S. Treasury Securities	-	5,186	-	-	5,186
Frontier Global Fund
Investment in Unconsolidated Trading Companies	28,911	-	-	-	28,911
U.S. Treasury Securities	-	4,847	-	-	4,847
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	29,840	-	-	-	29,840
U.S. Treasury Securities	-	5,003	-	-	5,003

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of September 30, 2024, none of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps or are recorded as collateral within the swap fair value within the Statements of Financial Condition.

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

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024		As of December 31, 2023
	Percentage of		Percentage of
	Series Total		Series Total
	Capital Invested in		Capital Invested in
Series	Unconsolidated Trading Companies	Fair Value	Unconsolidated Trading Companies	Fair Value
Frontier Diversified Series:
Frontier Trading Company XXXVIII	2.38%	$27,827	2.24%	$33,061
Frontier Masters Fund :
Frontier Trading Company XXXVIII	2.71%	$8,765	2.53%	$8,598
Frontier Long/Short Commodity Fund:
Frontier Trading Company XXXVIII	2.90%	$9,296	2.31%	$17,181
Frontier Balanced Fund :
Frontier Trading Company XXXVIII	1.62%	$68,534	1.54%	$77,766
Frontier Select Fund :
Frontier Trading Companies XXXVIII	2.88%	$21,754	3.92%	$30,934
Frontier Global Fund :
Frontier Trading Company XXXVIII	1.84%	$19,288	2.62%	$28,911
Frontier Heritage Fund :
Frontier Trading Company XXXVIII	2.48%	$34,139	1.80%	$29,840

The following tables summarize each of the Series’ equity in earnings from unconsolidated Trading Companies and private investment companies for the three and nine months ended September 30, 2024 and 2023.

Three months ended September 30, 2024 and 2023

	Three Months Ended September, 2024				Three Months Ended September, 2023
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Frontier Balanced Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(12,310)	$(12,310)	$-	$-	$11,668	$11,668
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,340)	18,445	(281,935)	(264,830)	-	51,689	(33,783)	17,906
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(952)	(11,684)	(52,774)	(65,410)	-	(28,838)	59,087	30,249
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(3,152)	(9,169)	(173,815)	(186,136)	(4,660)	(48,499)	(235,274)	(288,433)
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(569)	(17,706)	6,295	(11,980)	-	-	-	-
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(1,205)	5,693	(41,324)	(36,836)	(1,442)	14,105	(65,599)	(52,936)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(2,382)	12,489	50,874	60,981	(2,507)	79,118	(169,134)	(92,523)
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC	(563)	2,777	7,035	9,249	(646)	(10,438)	142,946	131,862
Total	$(10,163)	$845	$(497,954)	$(507,272)	$(9,255)	$57,137	$(290,089)	$(242,207)

Frontier Global Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(4,576)	$(4,576)	$-	$-	$1,339	$1,339
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,222)	11,311	(271,887)	(261,798)	-	110,035	(114,036)	(4,001)
Total	$(1,222)	$11,311	$(276,463)	$(266,374)	$-	$110,035	(112,697)	$(2,662)

Frontier Select Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(2,966)	$(2,966)	$-	$-	$2,153	$2,153
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,162)	1,521	27,386	27,745	(1,505)	8,150	(56,618)	(49,973)
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(161)	(2,711)	(2,030)	(4,902)	-	-	-	-
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC	(342)	(303)	(1,406)	(2,051)	(292)	(1,421)	56,662	54,949
Total	$(1,665)	$(1,493)	$20,984	$17,826	$(1,797)	$6,729	$2,197	$7,129

Frontier Heritage Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(5,246)	$(5,246)	$-	$-	$977	$977
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(922)	5,536	(208,743)	(204,129)	-	53,012	(62,236)	(9,224)
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(461)	(975)	(11,074)	(12,510)	-	-	-	-
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(953)	(4,627)	26,858	21,278	(830)	990	(25,501)	(25,341)
Total	$(2,336)	$(66)	$(198,205)	$(200,607)	$(830)	$54,002	$(86,760)	$(33,588)

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(1,765)	$(1,765)	$-	$-	$2,351	$2,351
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(28)	(805)	(8,431)	(9,264)	-	(2,780)	3,843	1,063
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(735)	(134)	18,025	17,156	(729)	1,224	(26,649)	(26,154)
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC	-	(126,128)	86,347	(39,781)	(253)	(4,804)	(983)	(6,040)
Total	$(763)	$(127,067)	$94,176	$(33,654)	$(982)	$(6,360)	$(21,438)	$(28,780)

Frontier Diversified Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(3,929)	$(3,929)	$-	$-	$2,699	$2,699
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(233)	4,817	(51,233)	(46,649)	-	20,880	(17,805)	3,075
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(740)	(18,581)	(30,761)	(50,082)	-	(10,390)	32,306	21,916
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(799)	(8,196)	(38,719)	(47,714)	(1,279)	(13,829)	(65,490)	(80,598)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(373)	1,600	(13,621)	(12,394)	(510)	1,577	(20,285)	(19,218)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(961)	(4,862)	27,284	21,461	(772)	(1,760)	(23,310)	(25,842)
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC	(120)	905	299	1,084	(135)	(2,576)	30,513	27,802
Total	$(3,226)	$(24,317)	$(110,680)	$(138,223)	$(2,696)	$(6,098)	$(61,372)	$(70,166)

Frontier Masters Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(1,846)	$(1,846)	$-	$-	$1,559	$1,559
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(200)	1,111	(43,607)	(42,696)	-	4,038	(4,323)	(285)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(381)	(4,149)	13,751	9,221	(365)	(4,084)	(7,833)	(12,282)
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC	(61)	(205)	295	29	(103)	(359)	20,269	19,807
Total	$(642)	$(3,243)	$(31,407)	$(35,292)	$(468)	$(405)	$9,672	$8,799

Nine months ended September 30, 2024 and 2023

	Nine Months Ended September, 2024				Nine Months Ended September, 2023
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)
Frontier Balanced Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(15,122)	$(15,122)	$-	$-	$5,269	$5,269
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(4,653)	112,945	81,282	189,574	(4,086)	280,227	(274,067)	2,074
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(2,669)	(125,728)	169,738	41,341	(3,112)	(257,794)	322,439	61,533
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(7,330)	(59,650)	(38,481)	(105,461)	(14,268)	(69,004)	(379,140)	(462,412)
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(4,846)	(19,829)	(33,154)	(57,829)	-	-	-	-
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(4,454)	31,676	(7,642)	19,580	(4,473)	54,122	(380,588)	(330,939)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(7,975)	43,921	(1,141)	34,805	(8,195)	313,262	(736,949)	(431,882)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(1,685)	15,585	164,158	178,058	(2,161)	(91,350)	30,614	(62,897)
Total	$(33,612)	$(1,080)	$319,638	$284,946	$(36,295)	$229,463	$(1,412,422)	$(1,219,254)

Frontier Global Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(4,760)	$(4,760)	$-	$-	$(17,297)	$(17,297)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(4,384)	104,169	38,304	138,089	(5,374)	545,002	(672,501)	(132,873)
Total	$(4,384)	$104,169	$33,544	$133,329	$(5,374)	$545,002	$(689,798)	$(150,170)

Frontier Select Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(2,193)	$(2,193)	$-	$-	$5,144	$5,144
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(3,062)	19,003	(1,758)	14,183	(4,696)	69,380	(316,377)	(251,693)
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(1,169)	(5,395)	(16,725)	(23,289)	-	-	-	-
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(986)	710	78,640	78,364	(922)	(19,492)	(10,025)	(30,439)
Total	$(5,217)	$14,318	$57,964	$67,065	$(5,618)	$49,888	$(321,258)	$(276,988)

Frontier Heritage Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(6,847)	$(6,847)	$-	$-	$(16,528)	$(16,528)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(3,110)	125,191	(52,666)	69,415	(5,007)	201,424	(312,392)	(115,975)
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(3,590)	(9,607)	(52,352)	(65,549)	-	-	-	-
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(2,746)	(8,660)	22,695	11,289	(3,125)	47,958	(223,093)	(178,260)
Total	$(9,446)	$106,924	$(89,170)	$8,308	$(8,132)	$249,382	$(552,013)	$(310,763)

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(1,265)	$(1,265)	$-	$-	$10,869	$10,869
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(331)	(44,199)	1,366	(43,164)	(149)	3,292	(91,635)	(88,492)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(2,375)	(22,555)	26,709	1,779	(2,275)	16,170	(138,090)	(124,195)
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC	(42)	(226,187)	140,644	(85,585)	(758)	(11,671)	(52,369)	(64,798)
Total	$(2,748)	$(292,941)	$167,454	$(128,235)	$(3,182)	$7,791	$(271,225)	$(266,616)

Frontier Diversified Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(4,770)	$(4,770)	$-	$-	$3,966	$3,966
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(923)	79,650	(17,125)	61,602	(1,434)	137,538	(158,310)	(22,206)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(2,001)	(95,179)	123,820	26,640	(2,135)	(18,721)	69,613	48,757
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(1,841)	(17,594)	(7,667)	(27,102)	(3,901)	(14,778)	(105,441)	(124,120)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(1,418)	11,249	(9,553)	278	(1,589)	29,780	(149,333)	(121,142)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(2,909)	(10,725)	22,555	8,921	(2,449)	9,119	(133,932)	(127,262)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(359)	3,195	27,775	30,611	(405)	(13,085)	10,838	(2,652)
Total	$(9,451)	$(29,404)	$135,035	$96,180	$(11,913)	$129,853	$(462,599)	$(344,659)

Frontier Masters Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(1,813)	$(1,813)	$-	$-	$3,003	$3,003
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(675)	10,662	5,850	15,837	(618)	49,741	(58,592)	(9,469)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,089)	(10,347)	17,599	6,163	(1,076)	(14,491)	(43,412)	(58,979)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(214)	229	21,822	21,837	(301)	(3,857)	(624)	(4,782)
Total	$(1,978)	$544	$43,458	$42,024	$(1,995)	$31,393	$(99,625)	$(70,227)

The Series investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions Notice Period	Redemptions Permitted	Liquidity Restrictions
Frontier Diversified Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

Frontier Masters Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None

Frontier Long/Short Commodity Fund*
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (552) LLC	24 hours	Daily	None

Frontier Balanced Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

Frontier Select Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	24 hours	Daily	None

Frontier Global Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

Frontier Heritage Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

*	Effective August 31, 2024, Volt Capital Management AB accessed through Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC, ceased to act as a commodity trading advisor to the Trust.

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

The following table summarizes fees earned by the Managing Owner for the three and nine months ended September 30, 2024 and 2023.

Three Months Ended September 30, 2024	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee
Frontier Diversified Fund	$-	$-	$116	$11,619
Frontier Masters Fund	-	-	52	6,483
Frontier Long/Short Commodity Fund	-	-	10	2,426
Frontier Balanced Fund	(10,755)	-	25,423	51,949
Frontier Select Fund	-	-	5,177	7,351
Frontier Global Fund	-	-	8,317	16,068
Frontier Heritage Fund	-	-	10,083	17,409

Three Months Ended September 30, 2023	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee
Frontier Diversified Fund	$-	$-	$213	$19,265
Frontier Masters Fund	-	-	75	8,796
Frontier Long/Short Commodity Fund	-	-	36	6,783
Frontier Balanced Fund	-	3,942	40,231	75,942
Frontier Select Fund	-	-	7,152	8,054
Frontier Global Fund	-	-	10,479	19,480
Frontier Heritage Fund	-	-	14,931	24,687

Nine Months Ended September 30, 2024	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee
Frontier Diversified Fund	$-	$-	$375	$37,914
Frontier Masters Fund	-	-	165	21,442
Frontier Long/Short Commodity Fund	-	-	45	11,336
Frontier Balanced Fund	(10,755)	-	85,417	172,018
Frontier Select Fund	-	-	16,654	24,204
Frontier Global Fund	-	-	28,622	52,402
Frontier Heritage Fund	-	-	33,219	57,161

Nine Months Ended September 30, 2023	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee
Frontier Diversified Fund	$-	$-	$648	$64,118
Frontier Masters Fund	-	-	252	27,966
Frontier Long/Short Commodity Fund	(5,126)	-	137	24,073
Frontier Balanced Fund	-	12,460	128,705	248,043
Frontier Select Fund	-	-	24,144	27,373
Frontier Global Fund	-	-	43,728	79,865
Frontier Heritage Fund	-	-	50,464	82,562

The following table summarizes fees payable to the Managing Owner as of September 30, 2024 and December 31, 2023.

As of September 30, 2024	Incentive (Rebate) Fees	Management Fees	Interest Fees	Service Fees	Trading Fees
Frontier Diversified Fund	$-	$-	$-	$37	$3,621
Frontier Masters Fund	-	-	-	16	1,974
Frontier Long/Short Commodity Fund	-	-	21	3	724
Frontier Balanced Fund	-	-	884	7,186	15,767
Frontier Select Fund	-	-	277	1,669	2,287
Frontier Global Fund	-	-	250	2,386	4,675
Frontier Heritage Fund	-	-	437	2,780	5,137

As of December 31, 2023	Incentive (Rebate) Fees	Management Fees	Interest Fees	Service Fees	Trading Fees
Frontier Diversified Fund	$-	$-	$-	$46	$4,735
Frontier Masters Fund	-	-	-	17	2,617
Frontier Long/Short Commodity Fund	-	-	40	8	1,896
Frontier Balanced Fund	692	2,440	995	8,793	20,160
Frontier Select Fund	-	-	308	1,878	2,305
Frontier Global Fund	-	-	420	2,704	5,301
Frontier Heritage Fund	-	-	436	3,484	6,943

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

The following table outlines the interest paid by each Series to the Managing Owner and its ratio to average net assets for the three and nine months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Three Months Ended	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets
Frontier Long/Short Commodity Fund Class 2	$2	$2	0.03%	0.01%
Frontier Long/Short Commodity Fund Class 3	66	118	0.03%	0.02%
Frontier Balanced Fund Class 1	2,387	3,111	0.07%	0.06%
Frontier Balanced Fund Class 1AP	36	36	0.07%	0.06%
Frontier Balanced Fund Class 2	557	673	0.07%	0.06%
Frontier Balanced Fund Class 2a	2	3	0.01%	0.01%
Frontier Balanced Fund Class 3a	34	46	0.01%	0.01%
Frontier Select Fund Class 1	745	800	0.11%	0.08%
Frontier Select Fund Class 1AP	8	7	0.11%	0.09%
Frontier Select Fund Class 2	48	48	0.11%	0.09%
Frontier Global Fund Class 1	991	522	0.09%	0.04%
Frontier Global Fund Class 2	35	26	0.09%	0.04%
Frontier Heritage Fund Class 1	1,240	914	0.09%	0.05%
Frontier Heritage Fund Class 1AP	8	5	0.09%	0.05%
Frontier Heritage Fund Class 2	94	95	0.09%	0.05%
Total	$6,253	$6,406

	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Nine months ended September 30	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets
Frontier Long/Short Commodity Fund Class 2	$6	$13	0.08%	0.06%
Frontier Long/Short Commodity Fund Class 3	326	521	0.08%	0.06%
Frontier Balanced Fund Class 1	6,679	9,323	0.18%	0.17%
Frontier Balanced Fund Class 1AP	94	106	0.18%	0.17%
Frontier Balanced Fund Class 2	1,543	2,086	0.18%	0.17%
Frontier Balanced Fund Class 2a	6	10	0.04%	0.03%
Frontier Balanced Fund Class 3a	101	133	0.03%	0.03%
Frontier Select Fund Class 1	2,419	2,888	0.33%	0.27%
Frontier Select Fund Class 1AP	24	24	0.32%	0.27%
Frontier Select Fund Class 2	158	166	0.33%	0.27%
Frontier Global Fund Class 1	2,986	544	0.24%	0.03%
Frontier Global Fund Class 2	100	32	0.24%	0.03%
Frontier Heritage Fund Class 1	3,199	1,271	0.22%	0.06%
Frontier Heritage Fund Class 1AP	21	7	0.22%	0.06%
Frontier Heritage Fund Class 2	260	125	0.21%	0.06%
Total	$17,922	$17,249

7. Financial Highlights

The following information presents the financial highlights of the Series for the three months ended September 30, 2024, and 2023. This data has been derived from the information presented in the consolidated financial statements.

For the three months ended September 30, 2024

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, June 30, 2024	$78.69	$74.36	$77.32	$73.37	$61.35	$41.22	$64.36	$43.88
Net operating results:
Interest income	0.06	0.05	0.10	0.09	0.07	0.05	0.07	0.05
Expenses	(0.69)	(0.66)	(1.36)	(1.29)	(0.41)	(0.28)	(0.44)	(0.30)
Net gain/(loss) on investments, net of non-controlling interests	(7.93)	(7.43)	(7.56)	(7.14)	(5.79)	(3.78)	(6.07)	(3.99)
Net income/(loss)	(8.56)	(8.04)	(8.82)	(8.34)	(6.13)	(4.01)	(6.44)	(4.24)
Net asset value, September 30, 2024	$70.13	$66.32	$68.50	$65.03	$55.22	$37.21	$57.92	$39.64

Ratios to average net assets
Net investment income/(loss)	-3.47%	-3.47%	-7.11%	-7.11%	-2.37%	-2.37%	-2.37%	-2.37%
Expenses before incentive fees (3)(4)	3.78%	3.78%	7.66%	7.66%	2.84%	2.84%	2.84%	2.84%
Expenses after incentive fees (3)(4)	3.78%	3.78%	7.66%	7.66%	2.84%	2.84%	2.84%	2.84%
Total return before incentive fees (2)	-10.87%	-10.82%	-11.40%	-11.37%	-10.00%	-9.73%	-10.00%	-9.66%
Total return after incentive fees (2)	-10.87%	-10.82%	-11.40%	-11.37%	-10.00%	-9.73%	-10.00%	-9.66%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2024	$69.85	$93.98	$126.73	$110.41	$110.03	$46.87	$63.12	$83.75
Net operating results:
Interest income	0.00	0.00	0.16	0.00	0.00	0.00	0.00	0.00
Expenses	(1.08)	(0.80)	(45.78)	(0.94)	(0.94)	(0.80)	(0.62)	(0.82)
Net gain/(loss) on investments, net of non-controlling interests	(7.27)	(9.81)	31.32	(11.47)	(11.42)	1.24	1.70	2.25
Net income/(loss)	(8.35)	(10.61)	(14.30)	(12.41)	(12.36)	0.44	1.08	1.43
Net asset value, September 30, 2024	$61.50	$83.37	$112.43	$98.00	$97.67	$47.31	$64.20	$85.18

Ratios to average net assets
Net investment income/(loss)	-7.38%	-4.38%	-4.38%	-4.38%	-4.38%	-6.97%	-3.97%	-3.97%
Expenses before incentive fees (3)(4)	7.63%	4.63%	4.63%	4.63%	4.63%	6.97%	3.97%	3.97%
Expenses after incentive fees (3)(4)	7.39%	4.39%	4.39%	4.39%	4.39%	6.97%	3.97%	3.97%
Total return before incentive fees (2)	-12.19%	-11.53%	-11.53%	-11.48%	-11.47%	0.94%	1.71%	1.71%
Total return after incentive fees (2)	-11.95%	-11.29%	-11.29%	-11.24%	-11.23%	0.94%	1.71%	1.71%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2024	$176.04	$295.42	$115.97	$156.15	$208.98
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(3.66)	(3.86)	(1.80)	(1.56)	(2.09)
Net gain/(loss) on investments, net of non-controlling interests	(34.67)	(58.70)	(14.56)	(19.45)	(26.03)
Net income/(loss)	(38.33)	(62.56)	(16.36)	(21.01)	(28.12)
Net asset value, September 30, 2024	$137.71	$232.86	$99.61	$135.14	$180.86

Ratios to average net assets
Net investment income/(loss)	-9.70%	-6.07%	-6.90%	-4.42%	-4.42%
Expenses before incentive fees (3)(4)	9.70%	6.07%	6.90%	4.42%	4.42%
Expenses after incentive fees (3)(4)	9.70%	6.07%	6.90%	4.42%	4.42%
Total return before incentive fees (2)	-21.77%	-21.18%	-14.11%	-13.46%	-13.46%
Total return after incentive fees (2)	-21.77%	-21.18%	-14.11%	-13.46%	-13.46%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the consolidated statements of operations of the Series.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

For the three months ended September 30, 2023

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, June 30, 2023	$86.21	$81.26	$81.58	$77.20	$88.20	$58.16	$92.53	$61.76
Net operating results:
Interest income	0.04	0.04	0.09	0.08	0.06	0.04	0.06	0.04
Expenses	(0.79)	(0.75)	(1.31)	(1.26)	(0.63)	(0.42)	(0.66)	(0.44)
Net gain/(loss) on investments, net of non-controlling interests	(2.68)	(2.47)	1.27	1.27	(2.74)	(1.60)	(2.88)	(1.66)
Net income/(loss)	(3.43)	(3.18)	0.05	0.09	(3.32)	(1.98)	(3.48)	(2.06)
Net asset value, September 30, 2023	$82.78	$78.08	$81.63	$77.29	$84.88	$56.18	$89.05	$59.70

Ratios to average net assets
Net investment income/(loss)	-3.57%	-3.57%	-6.26%	-6.26%	-2.62%	-2.62%	-2.62%	-2.62%
Expenses before incentive fees (3)(4)	3.77%	3.77%	6.70%	6.70%	2.90%	2.90%	2.90%	2.90%
Expenses after incentive fees (3)(4)	3.77%	3.77%	6.70%	6.70%	2.90%	2.90%	2.90%	2.90%
Total return before incentive fees (2)	-3.98%	-3.91%	0.06%	0.12%	-3.76%	-3.41%	-3.77%	-3.34%
Total return after incentive fees (2)	-3.98%	-3.91%	0.06%	0.12%	-3.76%	-3.41%	-3.77%	-3.34%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2023	$83.27	$108.71	$146.60	$127.50	$127.06	$55.93	$73.09	$96.99
Net operating results:
Interest income	0.00	0.03	1.00	0.00	0.03	0.00	0.00	0.00
Expenses	(2.00)	(1.24)	(62.00)	(1.00)	(1.45)	(0.83)	(0.56)	(1.00)
Net gain/(loss) on investments, net of non-controlling interests	(3.99)	(5.85)	51.47	(7.23)	(6.78)	0.38	0.52	0.94
Net income/(loss)	(5.99)	(7.06)	(9.53)	(8.23)	(8.20)	(0.45)	(0.04)	(0.06)
Net asset value, September 30, 2023	$77.28	$101.65	$137.07	$119.27	$118.86	$55.48	$73.05	$96.93

Ratios to average net assets
Net investment income/(loss)	-7.82%	-4.71%	-4.71%	-4.71%	-4.71%	-6.18%	-3.17%	-3.17%
Expenses before incentive fees (3)(4)	7.93%	4.82%	4.82%	4.82%	4.82%	6.18%	3.17%	3.17%
Expenses after incentive fees (3)(4)	7.93%	4.82%	4.82%	4.82%	4.82%	6.18%	3.17%	3.17%
Total return before incentive fees (2)	-7.20%	-6.50%	-6.50%	-6.45%	-6.45%	-0.81%	-0.06%	-0.06%
Total return after incentive fees (2)	-7.20%	-6.50%	-6.50%	-6.45%	-6.45%	-0.81%	-0.06%	-0.06%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2023	$173.07	$281.82	$136.53	$178.39	$238.73
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(4.64)	(4.65)	(2.00)	(1.53)	(2.05)
Net gain/(loss) on investments, net of non-controlling interests	1.09	0.98	(2.51)	(3.06)	(4.07)
Net income/(loss)	(3.55)	(3.67)	(4.51)	(4.59)	(6.12)
Net asset value, September 30, 2023	$169.52	$278.15	$132.02	$173.80	$232.61

Ratios to average net assets
Net investment income/(loss)	-11.03%	-6.74%	-5.65%	-3.54%	-3.54%
Expenses before incentive fees (3)(4)	11.03%	6.74%	5.65%	3.54%	3.54%
Expenses after incentive fees (3)(4)	11.03%	6.74%	5.65%	3.54%	3.54%
Total return before incentive fees (2)	-2.05%	-1.30%	-3.30%	-2.58%	-2.56%
Total return after incentive fees (2)	-2.05%	-1.30%	-3.30%	-2.58%	-2.56%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the consolidated statements of operations of the Series.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

For the nine months ended September 30, 2024

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2023	$68.18	$64.35	$65.39	$61.96	$72.74	$48.36	$76.31	$51.42
Net operating results:
Interest income	0.17	0.16	0.25	0.24	0.21	0.15	0.23	0.15
Expenses	(2.10)	(1.99)	(4.32)	(4.10)	(1.37)	(0.93)	(1.47)	(0.98)
Net gain/(loss) on investments, net of non-controlling interests	3.88	3.80	7.18	6.93	(16.36)	(10.37)	(17.15)	(10.95)
Net income/(loss)	1.95	1.97	3.11	3.07	(17.52)	(11.15)	(18.39)	(11.78)
Net asset value, September 30, 2024	$70.13	$66.32	$68.50	$65.03	$55.22	$37.21	$57.92	$39.64

Ratios to average net assets
Net investment income/(loss)	-3.43%	-3.43%	-7.21%	-7.21%	-2.40%	-2.40%	-2.40%	-2.40%
Expenses before incentive fees (3)(4)	3.74%	3.74%	7.66%	7.66%	2.84%	2.84%	2.84%	2.84%
Expenses after incentive fees (3)(4)	3.74%	3.74%	7.66%	7.66%	2.84%	2.84%	2.84%	2.84%
Total return before incentive fees (2)	2.87%	3.06%	4.76%	4.95%	-24.09%	-23.05%	-24.09%	-22.90%
Total return after incentive fees (2)	2.87%	3.06%	4.76%	4.95%	-24.09%	-23.05%	-24.09%	-22.90%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2023	$62.63	$83.01	$111.93	$97.44	$97.10	$45.97	$60.98	$80.92
Net operating results:
Interest income	0.01	0.01	0.01	0.01	0.01	0.00	0.00	0.00
Expenses	(3.70)	(2.91)	(3.93)	(3.42)	(3.42)	(2.56)	(1.97)	(2.62)
Net gain/(loss) on investments, net of non-controlling interests	2.56	3.26	4.42	3.97	3.98	3.90	5.19	6.88
Net income/(loss)	(1.13)	0.36	0.50	0.56	0.57	1.34	3.22	4.26
Net asset value, September 30, 2024	$61.50	$83.37	$112.43	$98.00	$97.67	$47.31	$64.20	$85.18

Ratios to average net assets
Net investment income/(loss)	-7.36%	-4.35%	-4.35%	-4.35%	-4.35%	-7.08%	-4.07%	-4.07%
Expenses before incentive fees (3)(4)	7.59%	4.58%	4.58%	4.58%	4.58%	7.08%	4.07%	4.07%
Expenses after incentive fees (3)(4)	7.37%	4.36%	4.36%	4.36%	4.36%	7.08%	4.07%	4.07%
Total return before incentive fees (2)	-2.01%	0.22%	0.23%	0.36%	0.37%	2.91%	5.28%	5.27%
Total return after incentive fees (2)	-1.80%	0.44%	0.45%	0.57%	0.59%	2.91%	5.28%	5.27%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2023	$134.60	$222.53	$106.45	$141.20	$188.97
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(10.32)	(11.01)	(6.54)	(5.37)	(7.17)
Net gain/(loss) on investments, net of non-controlling interests	13.43	21.34	(0.30)	(0.69)	(0.94)
Net income/(loss)	3.11	10.33	(6.84)	(6.06)	(8.11)
Net asset value, September 30, 2024	$137.71	$232.86	$99.61	$135.14	$180.86

Ratios to average net assets
Net investment income/(loss)	-8.35%	-5.34%	-7.76%	-4.75%	-4.75%
Expenses before incentive fees (3)(4)	8.35%	5.34%	7.76%	4.75%	4.75%
Expenses after incentive fees (3)(4)	8.35%	5.34%	7.76%	4.75%	4.75%
Total return before incentive fees (2)	2.31%	4.64%	-6.43%	-4.29%	-4.29%
Total return after incentive fees (2)	2.31%	4.64%	-6.43%	-4.29%	-4.29%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the consolidated statements of operations of the Series.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

For the nine months ended September 30, 2023

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2022	$96.37	$90.72	$94.64	$89.45	$109.65	$71.93	$115.03	$76.29
Net operating results:
Interest income	0.13	0.12	0.30	0.29	0.26	0.17	0.27	0.18
Expenses	(2.40)	(2.27)	(4.10)	(3.86)	(1.68)	(1.10)	(1.75)	(1.17)
Net gain/(loss) on investments, net of non-controlling interests	(11.32)	(10.50)	(9.22)	(8.59)	(23.34)	(14.82)	(24.51)	(15.60)
Net income/(loss)	(13.59)	(12.64)	(13.01)	(12.16)	(24.77)	(15.75)	(25.98)	(16.59)
Net asset value, September 30, 2023	$82.78	$78.08	$81.63	$77.29	$84.88	$56.18	$89.05	$59.70

Ratios to average net assets
Net investment income/(loss)	-3.61%	-3.61%	-6.25%	-6.25%	-2.14%	-2.14%	-2.14%	-2.17%
Expenses before incentive fees (3)(4)	3.82%	3.82%	6.75%	6.75%	2.97%	2.97%	2.97%	3.09%
Expenses after incentive fees (3)(4)	3.82%	3.82%	6.75%	6.75%	2.97%	2.97%	2.97%	3.09%
Total return before incentive fees (2)	-14.10%	-13.93%	-13.75%	-13.59%	-22.59%	-21.90%	-22.59%	-21.75%
Total return after incentive fees (2)	-14.10%	-13.93%	-13.75%	-13.59%	-22.59%	-21.90%	-22.59%	-21.75%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2022	$99.17	$127.56	$172.01	$149.47	$148.96	$71.23	$91.71	$121.70
Net operating results:
Interest income	0.06	0.07	-	0.09	0.09	-	-	-
Expenses	(4.89)	(3.87)	(5.00)	(4.56)	(4.53)	(2.69)	(2.00)	(2.39)
Net gain/(loss) on investments, net of non-controlling interests	(17.06)	(22.11)	(29.94)	(25.73)	(25.66)	(13.06)	(16.66)	(22.38)
Net income/(loss)	(21.89)	(25.91)	(34.94)	(30.20)	(30.10)	(15.75)	(18.66)	(24.77)
Net asset value, September 30, 2023	$77.28	$101.65	$137.07	$119.27	$118.86	$55.48	$73.05	$96.93

Ratios to average net assets
Net investment income/(loss)	-7.85%	-4.75%	-4.75%	-4.75%	-4.75%	-6.19%	-3.19%	-3.19%
Expenses before incentive fees (3)(4)	7.94%	4.85%	4.85%	4.85%	4.85%	6.19%	3.19%	3.19%
Expenses after incentive fees (3)(4)	7.94%	4.85%	4.85%	4.85%	4.85%	6.19%	3.19%	3.19%
Total return before incentive fees (2)	-22.08%	-20.31%	-20.31%	-20.20%	-20.20%	-22.11%	-20.35%	-20.35%
Total return after incentive fees (2)	-22.08%	-20.31%	-20.31%	-20.20%	-20.20%	-22.11%	-20.35%	-20.35%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2022	$185.27	$297.25	$154.14	$198.42	$265.55
Net operating results:
Interest income	-	-	-	-	-
Expenses	(10.00)	(10.00)	(7.00)	(6.00)	(8.00)
Net gain/(loss) on investments, net of non-controlling interests	(5.75)	(9.10)	(15.12)	(18.62)	(24.94)
Net income/(loss)	(15.75)	(19.10)	(22.12)	(24.62)	(32.94)
Net asset value, September 30, 2023	$169.52	$278.15	$132.02	$173.80	$232.61

Ratios to average net assets
Net investment income/(loss)	-8.21%	-5.21%	-7.46%	-4.47%	-4.47%
Expenses before incentive fees (3)(4)	8.21%	5.21%	7.46%	4.47%	4.47%
Expenses after incentive fees (3)(4)	8.21%	5.21%	7.46%	4.47%	4.47%
Total return before incentive fees (2)	-8.50%	-6.43%	-14.35%	-12.41%	-12.41%
Total return after incentive fees (2)	-8.50%	-6.43%	-14.35%	-12.41%	-12.41%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals. Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the consolidated statements of operations of the Series.

(4)	Expense ratios do not include management and incentive fees at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of September 30, 2024 and 2023 is included in the consolidated condensed schedules of investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the Three Months ended September 30, 2024

Monthly average contracts:
	Bought	Sold

Frontier Balanced Fund	-	-

For the Three Months ended September 30, 2023

Monthly average contracts:
	Bought	Sold

Frontier Balanced Fund	261	331

For the Nine Months ended September 30, 2024

Monthly average contracts:
	Bought	Sold

Frontier Balanced Fund	-	-

For the Nine Months ended September 30, 2023

Monthly average contracts:
	Bought	Sold

Frontier Balanced Fund	291	304

The following tables summarize the consolidated trading revenues for the three and nine months ended September 30, 2024 and 2023 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended September 30, 2024

Type of contract	Frontier Balanced Fund

Agriculturals	$-
Currencies	-
Energies	-
Interest rates	-
Metals	-
Stock indices	-
Realized trading income/(loss) (1)	$-

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended September 30, 2023

Type of contract	Frontier Balanced Fund

Agriculturals	$(30,067)
Currencies	(62,049)
Energies	14,680
Interest rates	(84,013)
Metals	(49,368)
Stock indices	(25,564)
Realized trading income/(loss) (1)	$(236,381)

(1)	Amounts recorded in the consolidated statements of operations under net realized gain(loss) on futures forwards and options.

Realized Trading Revenue from Futures, Forwards and Options

for the Nine Months Ended September 30, 2024

Type of contract	Frontier Balanced Fund

Agriculturals	$-
Currencies	-
Energies	-
Interest rates	-
Metals	-
Stock indices	-
Realized trading income/(loss) (1)	$-

Realized Trading Revenue from Futures, Forwards and Options

for the Nine Months Ended September 30, 2023

Type of contract	Frontier Balanced Fund

Agriculturals	$54,118
Currencies	(118,455)
Energies	(3,330)
Interest rates	(210,096)
Metals	(27,159)
Stock indices	(174,957)
Realized trading income/(loss) (1)	$(479,879)

(1)	Amounts recorded in the consolidated statements of operations under net realized gain(loss) on futures forwards and options.

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2024

Type of contract	Frontier Balanced Fund

Agriculturals	$-
Currencies	-
Energies	-
Interest rates	-
Metals	-
Stock indices	-
Change in unrealized trading income/(loss) (2)	$-

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2023

Type of contract	Frontier Balanced Fund

Agriculturals	$(11,153)
Currencies	(22,950)
Energies	1,300
Interest rates	65,427
Metals	56,799
Stock indices	3,732
Change in unrealized trading income/(loss) (2)	$93,155

(2) Amounts recorded in the combined consolidated statements of operations under net change in open trade equity/(deficit).

Net Change in Open Trade Equity from Futures, Forwards and Options for the Nine Months Ended September 30, 2024

Type of contract	Frontier Balanced Fund

Agriculturals	$-
Currencies	-
Energies	-
Interest rates	-
Metals	-
Stock indices	-
Change in unrealized trading income/(loss) (2)	$-

Net Change in Open Trade Equity from Futures, Forwards and Options for the Nine Months Ended September 30, 2023

Type of contract	Frontier Balanced Fund

Agriculturals	$7,498
Currencies	20,436
Energies	1,070
Interest rates	74,179
Metals	47,065
Stock indices	1,012
Change in unrealized trading income/(loss) (2)	$151,260

(2)	Amounts recorded in the consolidated statements of operations under net change in open trade equity/(deficit).

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the consolidated statements of financial condition as of September 30, 2024 and December 31, 2023.

As of September 30, 2024

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

From October 1, 2024 through November 14, 2024, Frontier Balanced Fund, Frontier Diversified Fund, Frontier Heritage Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Select Fund and Frontier Global Fund paid $174,746, $15,070, $0, $1,434, $5,048, $0 and $17,700, respectively, in redemptions.

Frontier Funds

Combined Consolidated Statements of Financial Condition

September 30, 2024 (Unaudited) and December 31, 2023

	September 30, 2024	December 31, 2023

ASSETS

Cash and cash equivalents	$303,589	$671,592
U.S. Treasury securities, at fair value	16,967	37,939
Receivable from futures commission merchants	-	769,384
Investments in private investment companies, at fair value	9,731,233	10,539,963
Interest receivable	1,493	2,645
Redemptions receivable from private investment companies	1	-

Total Assets	$10,053,283	$12,021,523

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$-	$14,434
Redemptions payable	21,028	24,908
Incentive fees payable to Managing Owner	-	692
Management fees payable to Managing Owner	-	2,440
Interest payable to Managing Owner	1,869	2,199
Trading fees payable to Managing Owner	34,185	43,957
Service fees payable to Managing Owner	14,077	16,930
Risk analysis fees payable	-	11,307
Subscriptions in advance for service fee rebates	748,347	733,996
Other liabilities	3,112	2,725
Total Liabilities	822,618	853,588

OWNERS’ CAPITAL
Managing Owner Units	110,253	118,288
Limited Owner Units	9,120,412	11,049,647

Total Owners’ Capital	9,230,665	11,167,935

Total Liabilities and Owners’ Capital	$10,053,283	$12,021,523

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Condensed Schedule of Investments (Unaudited)

September 30, 2024

	Fair Value	% of Total Capital (Net Asset Value)

PRIVATE INVESTMENT COMPANIES (1)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$466,138	5.05%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	524,070	5.68%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	189,603	2.05%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,373,612	14.88%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	1,216,704	13.18%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	3,736,755	40.48%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	1,240,975	13.44%
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	830,490	9.00%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	152,886	1.66%
Total Private Investment Companies	$9,731,233	105.42%

U.S. TREASURY SECURITIES

FACE VALUE

US Treasury Note 6.875% due 08/15/2025	$16,967	0.18%
Total U.S. Treasury Securities	$16,967	0.18%

(1)	See Notes to Combined Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Condensed Schedule of Investments

December 31, 2023

Description	Fair Value	% of Total Capital (Net Asset Value)
SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(14,434)	-0.13%
Total Short Futures Contracts	$(14,434)	-0.13%
Total Open Trade Equity (Deficit)	$(14,434)	-0.13%

PRIVATE INVESTMENT COMPANIES (1)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$437,641	3.92%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	628,452	5.63%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	1,086,717	9.73%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	226,291	2.03%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,578,249	14.13%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	4,345,038	38.91%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	1,757,178	15.73%
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC)	149,233	1.34%
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	331,164	2.97%
Total Private Investment Companies	$10,539,963	94.39%

U.S. TREASURY SECURITIES

FACE VALUE	Fair Value

US Treasury Note 6.875% due 08/15/2025	37,939	0.34%
Total U.S. Treasury Securities	$37,939	0.34%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Notes to Combined Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Statements of Operations (Unaudited)

For the Three Months Ended September 30, 2024 and 2023

	September 30, 2024	September 30, 2023

Investment income:
Interest - net	$2,034	$4,103

Total Income	2,034	4,103

Expenses:
Incentive Fees (rebate)	(10,755)	-
Management Fees	-	3,942
Risk analysis Fees	-	1,570
Service Fees - Class 1	49,178	73,117
Due Diligence Fees	514	861
Trading Fees	113,305	163,007
Total Expenses	152,242	242,497
Investment income/(loss) - net	(150,208)	(238,394)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	-	(236,381)
Net unrealized gain/(loss) on private investment companies	(997,748)	(590,432)
Net realized gain/(loss) on private investment companies	(165,847)	230,967
Net change in open trade equity/(deficit)	-	93,155
Net realized gain/(loss) on U.S. Treasury securities	(3,355)	(4,176)
Net unrealized gain/(loss) on U.S. Treasury securities	82	450
Trading commissions	-	(2,649)

Net gain/(loss) on investments	(1,166,868)	(509,066)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(1,317,076)	$(747,460)

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Statements of Operations (Unaudited)

For the Nine Months Ended September 30, 2024 and 2023

	September 30, 2024	September 30, 2023

Investment income:
Interest - net	$6,747	$13,778

Total Income	6,747	13,778

Expenses:
Incentive Fees (rebate)	(10,755)	(5,126)
Management Fees	-	12,460
Risk analysis Fees	-	4,125
Service Fees - Class 1	164,497	248,078
Due Diligence Fees	1,710	2,817
Trading Fees	376,477	554,000
Total Expenses	531,929	816,354
Investment income/(loss) - net	(525,182)	(802,576)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	-	(479,879)
Net unrealized gain/(loss) on private investment companies	625,449	(3,887,948)
Net realized gain/(loss) on private investment companies	(122,137)	1,248,341
Net change in open trade equity/(deficit)	-	151,260
Net realized gain/(loss) on U.S. Treasury securities	(10,648)	(22,300)
Net unrealized gain/(loss) on U.S. Treasury securities	347	(597)
Trading commissions	-	(7,452)

Net gain/(loss) on investments	493,011	(2,998,575)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(32,171)	$(3,801,151)

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Statements of Changes in Owners’ Capital (Unaudited)
for the Three Months Ended September 30, 2024

	Managing Owner	Limited Owners	Total

Owners’ Capital, June 30, 2024	$124,968	$10,738,411	$10,863,379

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	-	(315,638)	(315,638)
Payment made by Related Party	-	-	-
Payment made by Managing Owner	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations	(14,715)	(1,302,361)	(1,317,076)

Owners’ Capital, September 30, 2024	$110,253	$9,120,412	$9,230,665

Frontier Funds

Combined Consolidated Statements of Changes in Owners’ Capital (Unaudited)
for the Nine Months Ended September 30, 2024

	Managing Owner	Limited Owners	Total

Owners’ Capital, December 31, 2023	$118,288	$11,049,647	$11,167,935

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	(7,330)	(1,897,769)	(1,905,099)
Payment made by Related Party	-	-	-
Payment made by Managing Owner	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations	(705)	(31,466)	(32,171)

Owners’ Capital, September 30, 2024	$110,253	$9,120,412	$9,230,665

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds
Combined Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2024 and 2023

	September 30, 2024	September 30, 2023

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(32,171)	$(3,801,151)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	(14,434)	(151,260)
Net change in ownership allocation of U.S. Treasury Securities	(16,564)	(20,815)
Net unrealized (gain)/loss on private investment companies	(625,449)	3,887,948
Net realized (gain)/loss on private investment companies	122,137	(1,248,341)
Net unrealized (gain)/loss on U.S. Treasury securities	(347)	597
Net realized (gain)/loss on U.S. Treasuries securities	10,648	22,300
(Purchases) sales of:
(Purchases) of U.S. Treasury securities	-	(1,126,363)
Sales of U.S. Treasury securities	20,488	1,462,386
(Purchases) of Private Investment Companies	(2,604,630)	(2,931,968)
Sales of Private Investment Companies	3,916,672	7,577,833
U.S. Treasury interest and premium paid/amortized	6,747	13,778
Increase and/or decrease in:
Receivable from futures commission merchants	769,384	(181,099)
Interest receivable	1,152	7,247
Redemptions receivable from private investment companies	(1)	-
Incentive fees payable to Managing Owner	(692)	-
Management fees payable to Managing Owner, net of change in receivable	(2,440)	(320)
Interest payable to Managing Owner	(330)	(1,027)
Trading fees payable to Managing Owner	(9,772)	(32,953)
Service fees payable to Managing Owner	(2,853)	(12,101)
Risk analysis fees payable	(11,307)	(232)
Subscriptions in advance for service fee rebates	14,351	18,751
Other liabilities	387	775
Net cash provided by operating activities	1,540,976	3,483,985

Cash Flows from Financing Activities:
Payment for redemption of capital	(1,905,099)	(3,260,286)
Redemptions payable	(3,880)	(67,761)
Net cash provided by (used in) financing activities	(1,908,979)	(3,328,047)

Net increase (decrease) in cash and cash equivalents	(368,003)	155,938

Cash and cash equivalents, beginning of period	671,592	430,193
Cash and cash equivalents, end of period	$303,589	$586,131

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

The Trust, with respect to each Series:

●	engages in the speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts), and may, from time to time, engage in cash and spot transactions.

●	allocates funds to a limited liability trading company or companies (“Trading Company” or “Trading Companies”) or to an unaffiliated series limited liability company (“Galaxy Plus entities” or “Galaxy Plus entity”). Except as otherwise described in these notes, each Trading Company and Galaxy Plus entity has one-year renewable contracts with its own independent commodity trading advisor(s), or each, a Trading Advisor, that will manage all or a portion of such Trading Company’s and Galaxy Plus assets and make the trading decisions for the assets of each Series invested in such Trading Company and Galaxy Plus entity. Each Trading Company and Galaxy Plus entity will segregate its assets from any other Trading Company and Galaxy Plus entity.

●	maintains separate, distinct records for each Series, and accounts for the assets of each Series separately from the other Series.

●	calculates the Net Asset Value (“NAV”) of its Units for each Series separately from the other Series.

●	has an investment objective of increasing the value of each Series’ Units over the long term (capital appreciation), while managing risk and volatility; further, to offer exposure to the investment programs of individual Trading Advisors and to specific instruments.

●	maintains each Series of Units in two to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of Frontier Diversified Fund, Frontier Masters Fund, and Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 or Class 1a Units of any Series during the first twelve(12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Global Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Fund, and Frontier Masters Fund or Class 2a Units of the Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series. Class 1AP was created as a sub-class of Class 1 and it has been presented separately because the fees applicable to it are different from those applicable to Class 1. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents; and

●	all payments made to selling agents who are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that constitute underwriting compensation will be subject to the limitations set forth in Rule 2310(b)(4)(B)(ii) (formerly Rule 2810(b)(4)(B)(ii)) of the Conduct Rules of FINRA (“Rule 2310”). An investor’s Class 1 Units or Class 2 Units of any Series, or Class 1a Units or Class 2a Units of the Frontier Long/Short Commodity Fund or Frontier Balanced Fund will be classified as Class 3 or Class 3a Units of such Series, as applicable, when the Managing Owner determines that the fee limitation set forth in Rule 2310 with respect to such Units has been reached or will be reached. The service fee limit applicable to each unit sold is reached upon the earlier of when (i) the aggregate initial and ongoing service fees received by the selling agent with respect to such unit equals 9% of the purchase price of such unit or (ii) the aggregate underwriting compensation (determined in accordance with FINRA Rule 2310) paid in respect of such unit totals 10% of the purchase price of such unit. No service fees are paid with respect to Class 3 or Class 3a Units. Units of any Class in a Series may be redeemed, in whole or in part, on a daily basis, at the then current NAV per Unit for such Series on the day of the week after the date the Managing Owner is in receipt of a redemption request for at least one (1) business day to be received by the Managing Owner prior to 4:00 PM in New York.

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

As of September 30, 2024, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into two separate Classes—Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund and Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Global Fund, separates Units into two separate Classes—Class 1 and Class 2. The Trust, with respect to the Frontier Balanced Fund, separates Units into five separate Classes—Class 1, Class 1AP, Class 2, Class 2a and Class 3a. The Trust, with respect to the Frontier Long/Short Commodity Fund, separates Units into four separate Classes—Class 2, Class 2a, Class 3 and Class 3a.

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

Basis of Presentation—The Trust follows GAAP, as established by the Financial Accounting Standards Board (the “FASB”), to ensure consistent reporting of combined consolidated financial condition, combined consolidated condensed schedules of investments, combined consolidated results of operations, combined consolidated changes in capital and combined consolidated cash flows. The Trust is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946.

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

Receivable from Futures Commission Merchants—The Trust deposits assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of September 30, 2024 and December 31, 2023 included restricted cash for margin requirements of $0 and $769,384 for the Frontier Balanced Fund.

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

Allocation of Earnings—Each Series of the Trust may maintain two to seven classes of Units—Class 1, Class 2, Class 3, Class 1a, Class 2a Class 3a and Class 1AP. All classes have identical voting, dividend, liquidation and other rights and the same terms and conditions, except that fees charged to a Class or Series differ as described below. Revenues, expenses (other than expenses attributable to a specific class), and realized and unrealized trading gains and losses of each Series are allocated daily to Class 1, Class 1a, Class 2, Class 2a, Class 3, Class 3a and Class 1AP Units based on each Class’s respective owners’ capital balances as applicable to the classes maintained by the Series.

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

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the combined consolidated financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the quarter ended September 30, 2024.

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

Service Fees—The Trust may maintain each Series of Units in two to seven sub-classes—Class 1, Class 1AP, Class 1a, Class 2, Class 2a, Class 3, and Class 3a. Investors who have purchased Class 1 or Class 1a Units of Frontier Diversified Fund, Frontier Masters Fund, and Frontier Long/Short Commodity Fund are charged a service fee of up to two percent (2.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to two percent (2.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to two percent (2.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. Investors who have purchased Class 1 or Class 1a Units of Frontier Balanced Fund, Frontier Heritage Fund, Frontier Select Fund, and Frontier Global Fund are charged a service fee of up to three percent (3.0%) annually of the NAV (of the purchase price, in case of the initial service fee) of each Unit purchased, for the benefit of selling agents selling such Class 1 or Class 1a Units. The initial service fee, which is amortized monthly at an annual rate of up to three percent (3.0%) of the average daily NAV of Class 1 or Class 1a of such Series, is prepaid to the Managing Owner by each Series, and paid to the selling agents by the Managing Owner in the month following sale; provided, however, that investors who redeem all or a portion of their Class 1 and Class 1a Units of any Series during the first twelve (12) months following the effective date of their purchase are subject to a redemption fee of up to three percent (3.0%) of the purchase price at which such investor redeemed to reimburse the Managing Owner for the then-unamortized balance of the prepaid initial service fee. With respect to Class 2 and Class 2a Units of any Series, the Managing Owner pays an ongoing service fee to selling agents of up to one half percent (0.5%) annually of the NAV of each Class 2 or Class 2a Unit (of which 0.25% will be charged to Limited Owners holding Class 2 Units of the Frontier Diversified Fund and Frontier Masters Fund or Class 2a Units of the Frontier Long/Short Commodity Fund sold) until such Class 2 or Class 2a Units which are subject to the fee limitation are reclassified as Class 3 or Class 3a Units of the applicable Series for administrative purposes. Currently the service fee is not charged to Class 1AP investors. The Managing Owner may also pay selling agents certain additional fees and expenses for administrative and other services rendered and expenses incurred by such selling agents.

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2023, 2022 and 2021, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2024 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $748,347 and $733,996 as of September 30, 2024 and December 31, 2023, respectively.

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

The Trust uses the following methodologies to value instruments within its financial asset portfolio at fair value:

Trading Securities. These instruments include open trade equity positions (futures contracts) that are actively traded on public markets with quoted pricing for corroboration. Futures contracts are reported at fair value using Level 1 inputs. Trading securities instruments further include open trade equity positions (trading options and currency forwards) that are quoted prices for identical or similar assets that are not traded on active markets. Trading options and currencies are reported at fair value using Level 2 inputs. As of September 30 2024, the Trust did not hold any open trade equity position.

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

Swap contracts are reported at fair value upon daily reports from the counterparty. In addition, a third party takes the inputs from the counterparty, makes certain adjustments, and runs it through their pricing model to come up with their daily price. The fair value measurements of the swap contracts are valued using unadjusted inputs that were not internally developed. The Managing Owner reviews and compares approved current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, as well as from the third party. Differences in prices exceeding 5% are investigated. Unexplainable differences are escalated to the Managing Owner’s Valuation Committee for evaluation and resolution. The Swap Contracts are reported at fair value using Level 3 inputs. The Trust did not hold any swap contacts as of September 30, 2024.

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

The following table summarizes the instruments that comprise the Trust’s combined consolidated financial asset portfolio, in aggregate, measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2024	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$-	$-	$-	$-
U.S. Treasury Securities	16,967	-	-	16,967

December 31, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$(14,434)	$-	$-	$(14,434)
U.S. Treasury Securities	37,939	-	-	37,939

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

The following table summarizes the Trust’s equity in earnings from each of the private investment companies during the three and nine months ended September 30, 2024 and 2023:

Three months ended September 30, 2024 and 2023

	Three Months Ended September, 2024				Three Months Ended September, 2023
			Change in	Net			Change in	Net
	Trading	Realized	Unrealized	Income	Trading	Realized	Unrealized	Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(3,917)	$41,218	$(857,403)	$(820,102)	$-	$239,654	$(232,183)	$7,471
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(1,692)	(30,264)	(83,536)	(115,492)	-	(39,228)	91,393	52,165
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(28)	(805)	(8,430)	(9,263)	-	(2,780)	3,843	1,063
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(3,951)	(17,365)	(212,534)	(233,850)	(5,940)	(62,328)	(300,764)	(369,032)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(1,578)	7,293	(54,944)	(49,229)	(1,952)	15,682	(85,884)	(72,154)
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	(21,817)	(10,821)	(32,638)	-	15,927	6,819	22,746
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(1,191)	(21,391)	(6,811)	(29,393)	-	-	-	-
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(6,574)	238	164,178	157,842	(6,707)	83,638	(309,046)	(232,115)
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC*	-	(126,128)	86,346	(39,782)	(253)	(4,804)	(983)	(6,040)
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC	(1,086)	3,174	6,223	8,311	(1,176)	(14,794)	250,390	234,420

Total	$(20,017)	$(165,847)	$(977,732)	$(1,163,596)	$(16,028)	$230,967	$(576,415)	$(361,476)

*	Effective August 31, 2024, Volt Capital Management AB accessed through Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC, ceased to act as a commodity trading advisor to the Trust.

Nine months ended September 30, 2024 and 2023

	Nine Months Ended September, 2024				Nine Months Ended September, 2023
	Trading	Realized	Change in Unrealized	Net Income	Trading	Realized	Change in Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)

Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(13,745)	$432,617	$55,645	$474,517	$(16,519)	$1,213,932	$(1,475,862)	$(278,449)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(4,670)	(220,907)	293,558	67,981	(5,247)	(276,515)	392,052	110,290
Galaxy Plus Fund - LRR Feeder Fund (522) LLC	(331)	(44,199)	1,366	(43,164)	(149)	3,292	(91,635)	(88,492)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(9,171)	(77,244)	(46,148)	(132,563)	(18,169)	(83,782)	(484,581)	(586,532)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(5,872)	42,925	(17,195)	19,858	(6,062)	83,902	(529,921)	(452,081)
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	(24,667)	(12,103)	(36,770)	-	5,569	(11,143)	(5,574)
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(9,605)	(34,831)	(102,231)	(146,667)	-	-	-	-
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(20,156)	10,637	86,659	77,140	(21,816)	441,398	(1,591,853)	(1,172,271)
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC*	(42)	(226,187)	140,644	(85,585)	(758)	(11,671)	(52,369)	(64,798)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(3,244)	19,719	292,395	308,870	(3,789)	(127,784)	30,803	(100,770)

Total	$(66,836)	$(122,137)	$692,590	$503,617	$(72,509)	$1,248,341	$(3,814,509)	$(2,638,677)

The Trust’s investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions Notice Period	Redemptions Permitted	Liquidity Restrictions
Frontier Funds
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Galaxy Plus Fund - LRR Feeder Fund (552) LLC	24 hours	Daily	None
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

*	Effective August 31, 2024, Volt Capital Management AB accessed through Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC, ceased to act as a commodity trading advisor to the Trust.

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

As of September 30, 2024, the Trust had a payable to the Managing Owner in the amounts of $0, $0, $1,869, $34,185 and $14,077 for incentive fees (rebate), management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2023, the Trust had a payable to the Managing Owner in the amounts of $692, $2,440, $2,199, $43,957 and $16,930 for incentive fees (rebate), management fees, interest, trading fees, and service fees, respectively.

For the nine months ended September 30, 2024, the Managing Owner earned $(10,755), $0, $0, $164,497 and $376,477 for incentive fees (rebate), management fees, risk analysis fees, service fees, and trading fees, respectively.

For the nine months ended September 30, 2023, the Managing Owner earned $(5,126), $12,460, $4,125, $248,078 and $554,000 for incentive fees (rebate), management fees, risk analysis fees, service fees, and trading fees, respectively.

For the three months ended September 30, 2024, the Managing Owner earned $(10,755), $0, $0, $49,178 and $113,305 for incentive fees (rebate), management fees, risk analysis fees, service fees, and trading fees, respectively.

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

Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to the first 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund, and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 1a, Class 2a and Class 3a), Frontier Masters Fund, and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. During the three months ended September 30, 2024 and 2023, the Trust paid $6,253 and $6,406, respectively, of such interest income to the Managing Owner. Such amounts are not included in the combined consolidated statements of operations of the Trust. During the nine months ended September 30, 2024 and 2023, the Trust paid $17,922 and $17,249, respectively, of such interest income to the Managing Owner. Such amounts are not included in the combined consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the combined consolidated statements of operations.

7. Financial Highlights

The following information presents the financial highlights of the Trust for the three and nine months ended September 30, 2024, and 2023 This data has been derived from the information presented in the combined consolidated financial statements.

Three months ended September 30

	2024	2023
Ratios to average net assets (1)
Net investment income/(loss) (1)	-6.35%	-6.47%
Expenses before incentive fees (3)	6.89%	6.58%
Expenses after incentive fees (3)	6.44%	6.58%

Total return before incentive fees (2)	-14.16%	-5.11%
Total return after incentive fees (2)	-14.04%	-5.11%

Nine months ended September 30

	2024	2023
Ratios to average net assets (1)
Net investment income/(loss) (1)	-6.39%	-6.34%
Expenses before incentive fees (3)	6.57%	6.47%
Expenses after incentive fees (3)	6.48%	6.44%

Total return before incentive fees (2)	-0.39%	-22.44%
Total return after incentive fees (2)	-0.29%	-22.41%

(1)	Annualized with the exception of incentive fees.

(2)	Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Combined Consolidated Statements of Operations of the Trust.

The Trust financial highlights are calculated based upon the Trust’s combined consolidated financial statements. The combined consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

8. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of September 30, 2024 and 2023 is included in the combined consolidated condensed schedules of investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts. There are embedded management fees in transacting these swaps ranging from 1% to 1.5% based on fair value of swaps and the embedded incentive fees ranging from 15% to 25% based on net new trading profits on swaps.

For the three months ended September 30, 2024 and 2023, the monthly average of futures, forwards and options contracts bought was approximately 0 and 261, respectively and the monthly average of futures, forwards, and options contracts sold was approximately 0 and 331, respectively.

For the nine months ended September 30, 2024 and 2023, the monthly average of futures, forwards and options contracts bought was approximately 0 and 291, respectively and the monthly average of futures, forwards, and options contracts sold was approximately 0 and 304, respectively.

The following tables summarize the Trust’s combined consolidated trading revenues for the three months ended September 30, 2024 and 2023 by contract type:

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended September 30, 2024

Type of contract

Agriculturals	$-
Currencies	-
Energies	-
Interest rates	-
Metals	-
Stock indices	-
Realized trading income/(loss)(1)	$-

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended September 30, 2023

Type of contract

Agriculturals	$(30,067)
Currencies	(62,049)
Energies	14,680
Interest rates	(84,013)
Metals	(49,368)
Stock indices	(25,564)
Realized trading income/(loss)(1)	$(236,381)

(1)	Amounts recorded in the combined consolidated statements of operations under net realized gain(loss) on futures forwards and options.

Realized Trading Revenue from Futures, Forwards and Options
for the Nine Months Ended September 30, 2024

Type of contract

Agriculturals	$-
Currencies	-
Energies	-
Interest rates	-
Metals	-
Stock indices	-
Realized trading income/(loss)(1)	$-

Realized Trading Revenue from Futures, Forwards and Options
for the Nine Months Ended September 30, 2023

Type of contract

Agriculturals	$54,118
Currencies	(118,455)
Energies	(3,330)
Interest rates	(210,096)
Metals	(27,159)
Stock indices	(174,957)
Realized trading income/(loss)(1)	$(479,879)

(1)	Amounts recorded in the combined consolidated statements of operations under net realized gain(loss) on futures forwards and options.

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2024

Type of contract

Agriculturals	$-
Currencies	-
Energies	-
Interest rates	-
Metals	-
Stock indices	-
Change in unrealized trading income/(loss)(2)	$-

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended September 30, 2023

Type of contract

Agriculturals	$(11,153)
Currencies	(22,950)
Energies	1,300
Interest rates	65,427
Metals	56,799
Stock indices	3,732
Change in unrealized trading income/(loss)(2)	$93,155

Net Change in Open Trade Equity from Futures, Forwards and Options for the Nine Months Ended September 30, 2024

Type of contract

Agriculturals	$-
Currencies	-
Energies	-
Interest rates	-
Metals	-
Stock indices	-
Change in unrealized trading income/(loss)(2)	$-

Net Change in Open Trade Equity from Futures, Forwards and Options for the Nine Months Ended September 30, 2023

Type of contract

Agriculturals	$7,498
Currencies	20,436
Energies	1,070
Interest rates	74,179
Metals	47,065
Stock indices	1,012
Change in unrealized trading income/(loss)(2)	$151,260

(2)	Amounts recorded in the combined consolidated statements of operations under net change in open trade equity/(deficit).

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the combined consolidated statements of financial condition as of September 30, 2024 and December 31, 2023:

As of September 30, 2024

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

From October 1, 2024 through November 14, 2024, the Trust paid $213,998 in redemptions.

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

The following discussion and tables should be read in conjunction with our unaudited combined consolidated financial statements and notes thereto included in this quarterly report and our 2023 Annual Report on Form 10-K for the year ended December 31, 2023.

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

For the nine months ended September 30, 2024, none of the Series owned a swap investment and, thus, were not subject to any related embedded management and/or incentive fees.

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

The Trust utilizes valuation techniques that are consistent with the market approach per the requirement of ASC 820 for the valuation of futures (exchange traded) contracts, forward (non-exchange traded) contracts, option contracts, swap contracts and other non-cash assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Trust applies the valuation techniques in a consistent manner for each asset or liability. The Trust records all investments at fair value in its Combined Consolidated Statements of Financial Condition, with changes in fair value reported as a component of net gain/(loss) on investments in the Combined Consolidated Statements of Operations.

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

In addition, the Trust monitors counterparty credit risk and incorporates any identified risk factors when assigning input levels to underlying financial assets or liabilities. In that regard ASC 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical financial assets and the lowest priority to unobservable inputs. A full disclosure of the fair value hierarchy is presented in Note 3 of the combined consolidated financial statements—Fair Value Measurements.

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

As of September 30, 2024, the trading system of each of the major Trading Advisors and the means by which the Series access those Trading Advisors were as follows:

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

Effective August 31, 2024, Volt Capital Management AB accessed through Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC, ceased to act as a commodity trading advisor to the Trust.

As of September 30, 2024, the allocation of the assets of each applicable Series of the Trust among the Trading Advisors was as follows:

Allocation as of September 30, 2024 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

Advisor	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Masters Fund	Frontier Balanced Fund	Frontier Select Fund	Frontier Global Fund	Frontier Heritage Fund

Aspect Capital Limited	24%	-	67%	32%	-	100%	68%
Fort, L.P.	18%	-	-	6%	-	-	-
Horizon3 Investment Management LLP	-	-	-	9%	19%	-	26%
Quantica Capital AG	13%	-	22%	15%	63%	-	-
Quantitative Investment Management, LLC	14%	-	-	14%	-	-	-
Quest Partners LLC	24%	-	-	19%	-	-	-
Rosetta Capital Management, LLC	-	71%	-	-	-	-	-
Welton Investment Partners LLC	7%	29%	11%	5%	18%	-	6%

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At September 30, 2024, cash deposited at the clearing brokers was $0 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 4.75% to 5.00%, this amount is estimated to be 4.75%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including U.S. treasury securities assets net of premiums and cash held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 75% to 95% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the CEA and regulations there under. The remaining approximately 5% to 25% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of September 30, 2024, total cash and cash equivalents held at banking institutions were $44,557 for the Frontier Diversified Fund, $14,885 for the Frontier Long/Short Commodity Fund, $14,034 for the Frontier Masters Fund, $109,735 for the Frontier Balanced Fund, $34,831 for the Frontier Select Fund, $30,885 for the Frontier Global Fund, and $54,662 for the Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the nine months ended September 30, 2024, the redemptions payable were $21,006 for the Frontier Diversified Fund, $1 for the Frontier Master Fund, $2 for the Frontier Long/Short Commodity Fund, $12 for the Frontier Balanced Fund, $1 for the Frontier Select Fund, $4 for the Frontier Global Fund, $2 for the Frontier Heritage Fund. During the nine months ended September 30, 2024, the Trust was able to pay all redemptions on a timely basis.

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

Results of Operations for the Three Months Ended September 30, 2024

Series Returns and Other Information

The returns for each Series and Class of Units for the three months ended September 30, 2024 and 2023, and related information, are discussed below. The activities of the Trust on a combined consolidated basis are explained through the activity of each underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a combined consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during the three months ended September 30, 2024 and 2023. The performance of each Series was impacted over the course of the year by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by, the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For each of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the periods presented.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023.

Frontier Diversified Fund

The Frontier Diversified Fund—Class 2 NAV lost 10.87% and lost 3.98%, respectively, for the three months ended September 30, 2024 and 2023, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV lost 10.82% and lost 3.91%, respectively, for the three months ended September 30, 2024 and 2023.

For the three months ended September 30, 2024, the Frontier Diversified Fund recorded total expenses of $12,116, net investments loss of $11,115, and net realized/unrealized loss on investments of $138,623, resulting in a net decrease in Owners’ capital from operations of $149,738. For the three months ended September 30, 2023, the Frontier Diversified Fund recorded total expenses of $20,114, net investments loss of $19,061, and net realized/unrealized loss on investments of $70,626, resulting in a net decrease in Owners’ capital from operations of $89,687.

Please see additional discussion under “Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023–Frontier Diversified Fund.”

Frontier Masters Fund

The Frontier Masters Fund —Class 2 NAV lost 11.40% and gained 0.06%, respectively, for the three months ended September 30, 2024 and 2023, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV lost 11.37% and gained 0.12%, respectively, for the three months ended September 30, 2024 and 2023, net of fees and expenses.

For the three months ended September 30, 2024, the Frontier Masters Fund recorded total expenses of $6,639, net investment loss of $6,160, and net realized/unrealized loss on investments of $35,479, resulting in a net decrease in Owners’ capital from operations of $41,639. For the three months ended September 30, 2023, the Frontier Masters Fund recorded total expenses of $9,032, net investment loss of $8,441, and net realized/unrealized gain on investments of $8,551, resulting in a net increase in Owners’ capital from operations of $110.

Please see additional discussion under “Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023–Frontier Masters Fund.”

Frontier Long/Short Commodity Fund

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 10.00% and lost 3.76%, respectively, for the three months ended September 30, 2024 and 2023, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 3 NAV lost 10.00% and lost 3.77%, respectively, for the three months ended September 30, 2024 and 2023, net of fees and expenses; the Frontier Long/Short Commodity Fund —Class 2a NAV lost 9.73% and lost 3.41%, respectively, for the three months ended September 30, 2024 and 2023, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 9.66% and lost 3.34%, respectively, for the three months ended September 30, 2024 and 2023, net of fees and expenses.

For the three months ended September 30, 2024, the Frontier Long/Short Commodity Fund recorded total expenses of $2,465, net investment loss of $2,058, and net realized/unrealized loss on investments of $33,843, resulting in a net decrease in Owners’ capital from operations of $35,901. For the three months ended September 30, 2023, the Frontier Long/Short Commodity Fund recorded total expenses of $6,883, net investment loss of $6,233, and net realized/unrealized loss on investments of $29,097, resulting in a net decrease in Owners’ capital from operations of $35,330.

Please see additional discussion under “Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023–Frontier Long/Short Commodity Fund.”

Frontier Balanced Fund

The Frontier Balanced Fund—Class 1 NAV lost 11.95% and lost 7.20%, respectively, for the three months ended September 30, 2024 and 2023, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV lost 11.29% and lost 6.50%, respectively, for the three months ended September 30, 2024 and 2023, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV lost 11.24% and lost 6.45%, respectively, for the three months ended September 30, 2024 and 2023, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV lost 11.23% and lost 6.45%, respectively, for the three months ended September 30, 2024 and 2023, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV lost 11.29% and lost 6.50%, respectively, for the three months ended September 30, 2024 and 2023, net of fees and expenses.

For the three months ended September 30, 2024, the Frontier Balanced Fund recorded total expenses of $66,617, net investment loss of $66,470, and net realized/unrealized loss on investments of $508,522, resulting in a net decrease in Owners’ capital from operations of $574,992. For the three months ended September 30, 2023, the Frontier Balanced Fund recorded total expenses of $121,685, net investment loss of $119,876, and net realized/unrealized loss on investments of $387,741, resulting in a net decrease in Owners’ capital from operations of $507,617.

Please see additional discussion under “Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023–Frontier Balanced Fund.”

Frontier Select Fund

The Frontier Select Fund—Class 1 NAV gained 0.94% and lost 0.81%, respectively, for the three months ended September 30, 2024 and 2023, net of fees and expenses; the Frontier Select Fund —Class 2 NAV gained 1.71% and lost 0.06%, respectively, for the three months ended September 30, 2024 and 2023, net of fees and expenses; the Frontier Select Fund —Class 1AP NAV gained 1.71% and lost 0.06%, respectively, for the three months ended September 30, 2024 and 2023.

For the three months ended September 30, 2024, the Frontier Select Fund recorded total expenses of $12,528, net investment loss of $12,528, and net realized/unrealized gain on investments of $17,512, resulting in a net increase in Owners’ capital from operations of $4,984. For the three months ended September 30, 2023, the Frontier Select Fund recorded total expenses of $15,206, net investment loss of $15,206, and net realized/unrealized gain on investments of $6,768, resulting in a net decrease in Owners’ capital from operations of $8,438.

Please see additional discussion under “Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023–Frontier Select Fund.”

Frontier Global Fund

The Frontier Global Fund—Class 1 NAV lost 21.77% and lost 2.05%, respectively, for the three months ended September 30, 2024 and 2023, net of fees and expenses; the Frontier Global Fund —Class 2 NAV lost 21.18% and lost 1.30%, respectively, for the three months ended September 30, 2024 and 2023.

For the three months ended September 30, 2024, the Frontier Global Fund recorded total expenses of $24,385, net investment loss of $24,385, and net realized/unrealized loss on investments of $266,773, resulting in a net decrease in Owners’ capital from operations of $291,158. For the three months ended September 30, 2023, the Frontier Global Fund recorded total expenses of $29,959, net investment loss of $29,959, and net realized/unrealized loss on investments of $2,877, resulting in a net decrease in Owners’ capital from operations of $32,836.

Please see additional discussion under “Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023–Frontier Global Fund.”

Frontier Heritage Fund

The Frontier Heritage Fund—Class 1 NAV lost 14.11% and lost 3.30%, respectively, for the three months ended September 30, 2024 and 2023, net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV lost 13.46% and lost 2.56%, respectively for the three months ended September 30, 2024 and 2023, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV lost 13.46% and lost 2.58%, respectively, for the three months ended September 30, 2024 and 2023.

For the three months ended September 30, 2024, the Frontier Heritage Fund recorded total expenses of $27,492, net investment loss of $27,492, and net realized/unrealized loss on investment of $201,140, resulting in a net decrease in Owners’ capital from operations of $228,632. For the three months ended September 30, 2023, the Frontier Heritage Fund recorded total expenses of $39,618, net investment loss of $39,618, and net realized/unrealized loss on investments of $34,044, resulting in a net decrease in Owners’ capital from operations of $73,622.

Please see additional discussion under “Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023–Frontier Heritage Fund.”

Nine months ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Frontier Diversified Fund

2024

The Frontier Diversified Fund—Class 2 NAV gained 2.87% and lost 14.10%, respectively, for the nine months ended September 30, 2024 and 2023, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV gained 3.06% and lost 13.93%, respectively, for the nine months ended September 30, 2024 and 2023, net of fees and expenses.

For the nine months ended September 30, 2024, the Frontier Diversified Fund recorded total expenses of $39,552, net investments loss of $36,299, and net realized/unrealized gain on investments of $94,831, resulting in a net increase in Owners’ capital from operations of $58,532. For the nine months ended September 30, 2023, the Frontier Diversified Fund recorded total expenses of $66,845, net investments loss of $63,262, and net realized/unrealized loss on investments of $348,904, resulting in a net decrease in Owners’ capital from operations of $412,166.

The NAV per Unit, Class 2, increased from $68.18 at December 31, 2023 to $70.13 as of September 30, 2024. The NAV per Unit, Class 3 increased from $64.35 at December 31, 2023 to $66.32 as of September 30, 2024. Total Class 2 subscriptions and redemptions for the period were $0 and $52,473, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $309,906, respectively. Ending capital at September 30, 2024 was $156,878 for Class 2, and $1,013,063 for Class 3. Ending capital at December 31, 2023 was $201,966 for Class 2, and $1,271,822 for Class 3.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Commodities sectors.

Frontier Diversified Fund Class 2 Sector Attributions
Q3 2024 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2024
YTD

Frontier Diversified Fund Class 3 Sector Attributions
Q3 2024 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2024
YTD

Frontier Diversified Fund Class 2 Major Advisors Performance
Q3 2024 and YTD
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Quest Partners
Welton
Non-Major Advisors
Q3 2024
YTD

Frontier Diversified Fund Class 3 Major Advisors Performance
Q3 2024 and YTD
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Quest Partners
Welton
Non-Major Advisors
Q3 2024
YTD

Two of the six sectors which traded in the Frontier Diversified Fund were profitable in Q3 2024 and two of the six were profitable year to date (“YTD”). Agriculturals and Interest Rates were profitable for the quarter while Currencies, Energies, Metals and Stock Indices finished negative for the quarter. Agriculturals and Stock Indices were profitable YTD while Currencies, Energies, Interest Rates and Metals finished negative YTD.

In terms of major CTA performance, one of the six major CTAs in the Frontier Diversified Fund was profitable in the quarter. Welton finished positive while Aspect, Fort, QIM and Quest finished negative for the quarter. Quantica was flat. In terms of YTD performance four of the six major CTAs were positive YTD. Aspect, Fort, Quantica and Welton finished positive while QIM and Quest were negative YTD.

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

Frontier Masters Fund

2024

The Frontier Masters Fund—Class 2 NAV gained 4.76% and lost 13.75%, respectively, for the nine months ended September 30, 2024 and 2023, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV gained 4.95% and lost 13.59%, respectively, for the nine months ended September 30, 2024 and 2023, net of fees and expenses.

For the nine months ended September 30, 2024, the Frontier Masters Fund recorded total expenses of $21,950, net investment loss of $20,673, and net realized/unrealized gain on investments of $41,488, resulting in a net increase in Owners’ capital from operations of $20,815. For the nine months ended September 30, 2023, the Frontier Masters Fund recorded total expenses of $28,724, net investment loss of $26,614, and net realized/unrealized loss on investments of $73,136, resulting in a net decrease in Owners’ capital from operations of $99,750.

The NAV per Unit, Class 2, increased from $65.39 at December 31, 2023 to $68.50 as of September 30, 2024. The NAV per Unit, Class 3, increased from $61.96 at December 31, 2023 to $65.03 as of September 30, 2024. Total Class 2 subscriptions and redemptions for the period were $0 and $0, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $37,646, respectively. Ending capital at September 30, 2024 was $79,814 for Class 2, and $243,117 for Class 3. Ending capital at December 31, 2023 was $76,186 for Class 2, and $263,776 for Class 3.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals, Hybrids and Commodities sectors.

Frontier Masters Fund Class 2 Sector Attributions
Q3 2024 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2024
YTD

Frontier Masters Fund Class 3 Sector Attributions
Q3 2024 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2024
YTD

Frontier Masters Fund Class 2 Major Advisors Performance
Q3 2024 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Aspect Capital Ltd
Quantica Capital
Welton
Q3 2024
YTD

Frontier Masters Fund Class 3 Major Advisors Performance
Q3 2024 and YTD
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Aspect Capital Ltd
Quantica Capital
Welton
Q3 2024
YTD

Two of the six sectors which traded in the Frontier Masters Fund were profitable in Q3 2024 and two of the six were profitable year to date. Agriculturals and Stock Indices were profitable for the quarter while Currencies, Energies, Interest Rates and Metals finished negative for the quarter. Agriculturals and Stock Indices were profitable YTD while Currencies, Energies, Interest Rates and Metals finished negative YTD.

In terms of major CTA performance one of the three major CTAs finished positive for the quarter. Welton finished positive while Aspect and Quantica finished negative for the quarter. Aspect and Quantica were positive YTD while Welton was negative YTD.

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

Frontier Long/Short Commodity Fund

2024

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 24.09% and lost 22.59%, respectively, for the nine months ended September 30, 2024 and 2023, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 3 NAV lost 24.09% and lost 22.59%, respectively, for the nine months ended September 30, 2024 and 2023, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV lost 23.05% and lost 21.90%, respectively, for the nine months ended September 30, 2024 and 2023, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 22.90% and lost 21.75%, respectively, for the nine months ended September 30, 2024 and 2023, net of fees and expenses.

For the nine months ended September 30, 2024, the Frontier Long/Short Commodity Fund recorded total expenses of $11,485, net investment loss of $9,697, and net realized/unrealized loss on investments of $129,148, resulting in a net decrease in Owners’ capital from operations of $138,845. For the nine months ended September 30, 2023, the Frontier Long/Short Commodity Fund recorded total expenses of $19,316, net investment loss of $16,352, and net realized/unrealized loss on investments of $273,582, resulting in a net decrease in Owners’ capital from operations of $289,934.

The NAV per Unit, Class 2, decreased from $72.74 as of December 31, 2023 to $55.22 at September 30, 2024. The NAV per Unit, Class 3, decreased from $76.31 as of December 31, 2023 to $57.92 at September 30, 2024. The NAV per Unit, Class 2a, decreased from $48.36 as of December 31, 2023 to $37.21 at September 30, 2024. The NAV per Unit, Class 3a, decreased from $51.42 as of December 31, 2023 to $39.64 at September 30, 2024. Total Class 2 subscriptions and redemptions for the twelve months were $0 and $0, respectively. Total Class 3 subscriptions and redemptions for the nine months were $0 and $255,621, respectively. Total Class 2a subscriptions and redemptions for the nine months were $0 and $18,488, respectively. Total Class 3a subscriptions and redemptions for the nine months were $0 and $10,172, respectively. Ending capital at September 30, 2024 is $6,251 for Class 2, $227,377 for Class 3, $15,013 for Class 2a, and $72,002 for Class 3a. Ending capital at December 31, 2023 is $8,235 for Class 2, $590,578 for Class 3, $39,437 for Class 2a, and $105,519 for Class 3a.

The Frontier Long/Short Commodity Fund may have both long and short exposure to the Base Metals, Energies, Grains, Meats, Precious Metals, Financials and Softs sectors, although the majority of the exposure will typically be in the Energies, Metals and Softs sectors.

Frontier Long/Short Commodity Fund Class 2 Sector Attributions
Q3 2024 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2024
YTD

Frontier Long/Short Commodity Fund Class 2A Sector Attributions
Q3 2024 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2024
YTD

Frontier Long/Short Commodity Fund Class 3 Sector Attributions
Q3 2024 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2024
YTD

Frontier Long/Short Commodity Fund Class 3A Sector Attributions
Q3 2024 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2024
YTD

Frontier Long/Short Commodity Fund Class 2
Major Advisors Performance
Q3 2024 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q3 2024
YTD

Frontier Long/Short Commodity Fund Class 2A
Major Advisors Performance
Q3 2024 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q3 2024
YTD

Frontier Long/Short Commodity Fund Class 3
Major Advisors Performance
Q3 2024 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q3 2024
YTD

Frontier Long/Short Commodity Fund Class 3A
Major Advisors Performance
Q3 2024 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q3 2024
YTD

None of the seven sectors traded in the Frontier Long/Short Commodity Fund were profitable in Q3 2024 and none of the seven were profitable YTD. Energies, Base Metals, Grains, Meats, Precious Metals, Softs and Financials finished the quarter negative while none finished positive for the quarter. Energies, Base Metals, Grains, Meats, Precious Metals, Softs and Financials finished negative YTD. None were positive YTD.

In terms of major CTA performance, Welton finished positive for the quarter while Rosetta and Volt finished negative. In terms of YTD performance, no CTAs were positive while Rosetta, Volt and Welton were negative YTD.

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

Frontier Balanced Fund

2024

The Frontier Balanced Fund—Class 1 NAV lost 1.80% and lost 22.08%, respectively, for the nine months ended September 30, 2024 and 2023, net of fees and expenses; the Frontier Balanced Fund—Class 2 NAV gained 0.45% and lost 20.31%, respectively, for the nine months ended September 30, 2024 and 2023, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV gained 0.57% and lost 20.20%, respectively, for the nine months ended September 30, 2024 and 2023, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV gained 0.59% and lost 20.20%, respectively, for the nine months ended September 30, 2024 and 2023, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV gained 0.44% and lost 20.31%, respectively, for the nine months ended September 30, 2024 and 2023, net of fees and expenses.

For the nine months ended September 30, 2024, the Frontier Balanced Fund recorded total expenses of $246,680, net investment loss of $246,251, and net realized/unrealized gain on investments of $280,974, resulting in a net increase in Owners’ capital from operations of $34,723. For the nine months ended September 30, 2023, the Frontier Balanced Fund recorded total expenses of $393,333, net investment loss of $388,212, and net realized/unrealized loss on investments of $1,569,046, resulting in a net decrease in Owners’ capital from operations of $1,957,258.

The NAV per Unit, Class 1, decreased from $62.63 as of December 31, 2023 to $61.50 at September 30, 2024. The NAV per Unit, Class 1AP, increased from $83.01 as of December 31, 2023 to $83.37 at September 30, 2024. The NAV per Unit, Class 2, increased from $111.93 as of December 31, 2023 to $112.43 at September 30, 2024. For Class 2a, the NAV per Unit increased from $97.44 as of December 31, 2023 to $98.00 at September 30, 2024. For Class 3a, the NAV per Unit increased from $97.10 as of December 31, 2023 to $97.67 at September 30, 2024. Total Class 1 subscriptions and redemptions for the nine months were $0 and $629,692, respectively. Total Class 1AP subscriptions and redemptions for the nine months were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the nine months were $0 and $155,513, respectively. Total Class 2a subscriptions and redemptions for the nine months were $0 and $2,750, respectively. Total Class 3a subscriptions and redemptions for the nine months were $0 and $67,820, respectively. Ending capital at September 30, 2024, was $3,189,457 for Class 1, $48,935 for Class 1 AP, $756,237 for Class 2, $15,521 for Class 2a and $225,923 for Class 3a. Ending capital at December 31, 2023, was $3,815,001 for Class 1, $48,720 for Class 1 AP, $889,894 for Class 2, $18,194 for Class 2a and $285,316 for Class 3a.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agricultural sectors.

Frontier Balanced Fund Class 1 Sector Attributions
Q3 2024 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2024
YTD

Frontier Balanced Fund Class 1AP Sector Attributions
Q3 2024 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2024
YTD

Frontier Balanced Fund Class 2 Sector Attributions
Q3 2024 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2024
YTD

Frontier Balanced Fund Class 2A Sector Attributions
Q3 2024 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2024
YTD

Frontier Balanced Fund Class 3A Sector Attributions
Q3 2024 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2024
YTD

Frontier Balanced Fund Class 1 Major Advisors Performance
Q3 2024 and YTD
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
Aspect Capital Ltd
Fort LP (GC)
Horizon3
Quantica Capital
QIM
Welton
Non-Major Advisors
Q3 2024
YTD

Frontier Balanced Fund Class 1AP Major Advisors Performance
Q3 2024 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Aspect Capital Ltd
Fort LP (GC)
Horizon3
Quantica Capital
QIM
Welton
Non-Major Advisors
Q3 2024
YTD

Frontier Balanced Fund Class 2 Major Advisors Performance
Q3 2024 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Aspect Capital Ltd
Fort LP (GC)
Horizon3
Quantica Capital
QIM
Welton
Non-Major Advisors
Q3 2024
YTD

Frontier Balanced Fund Class 2A Major Advisors Performance
Q3 2024 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Aspect Capital Ltd
Fort LP (GC)
Horizon3
Quantica Capital
QIM
Welton
Non-Major Advisors
Q3 2024
YTD

Frontier Balanced Fund Class 3A Major Advisors Performance
Q3 2024 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Aspect Capital Ltd
Fort LP (GC)
Horizon3
Quantica Capital
QIM
Welton
Non-Major Advisors
Q3 2024
YTD

Two of the six sectors which traded in the Frontier Balanced Fund were profitable in Q3 2024 and two of the six were profitable year to date. Agriculturals and Interest Rates were profitable for the quarter while Currencies, Energies, Metals and Stock Indices finished negative for the quarter. Agriculturals and Stock Indices were profitable YTD while Currencies, Energies, Interest Rates and Metals finished negative YTD.

In terms of major CTA performance, Quantica and Welton finished positive for the quarter while Aspect, Fort, Horizon3 and QIM finished negative for the quarter. Aspect, Quantica and Welton finished positive YTD while Fort, Horizon3 and QIM were negative YTD.

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

Frontier Select Fund

2024

The Frontier Select Fund—Class 1 NAV gained 2.91% and lost 22.11%, respectively, for the nine months ended September 30, 2024 and 2023, net of fees and expenses; the Frontier Select Fund—Class 2 NAV gained 5.27% and lost 20.35%,respectively, for the nine months ended September 30, 2024 and 2023, net of fees and expenses; the Frontier Select Fund—Class 1AP NAV gained 5.28% and lost 20.35%, respectively, for the nine months ended September 30, 2024 and 2023.

For the nine months ended September 30, 2024, the Frontier Select Fund recorded total expenses of $40,858, net investment loss of $40,858, and net realized/unrealized gain on investments of $65,964, resulting in a net increase in Owners’ capital from operations of $25,106. For the nine months ended September 31, 2023, the Frontier Select Fund recorded total expenses of $51,517, net investment loss of $51,517, and net realized/unrealized loss on investments of $281,286, resulting in a net decrease in Owners’ capital from operations of $332,803.

The NAV per Unit, Class 1, increased from $45.97 as of December 31, 2023 to $47.31 at September 30, 2024. The NAV per Unit, Class 1AP, increased from $60.98 as of December 31, 2023 to $64.20 at September 30, 2024. The NAV per Unit, Class 2, increased from $80.92 as of December 31, 2023 to $85.18 at September 30, 2024. Total Class 1 subscriptions and redemptions for the nine months ended September 30, 2024, were $0 and $51,446, respectively. Total Class 2 subscriptions and redemptions for the nine months ended September 30, 2024, were $0 and $6,542, respectively. Ending capital at September 30, 2024 was $704,725 for Class 1, $7,388 for Class 1AP, and $44,080 for Class 2. Ending capital at December 31, 2023 was $733,700 for Class 1, $7,018 for Class 1AP, and $48,357 for Class 2.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agricultural sectors.

Frontier Select Fund Class 1 Sector Attributions
Q3 2024 and YTD
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2024
YTD

Frontier Select Fund Class 1AP Sector Attributions
Q3 2024 and YTD
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2024
YTD

Frontier Select Fund Class 2 Sector Attributions
Q3 2024 and YTD
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2024
YTD

Frontier Select Fund Class 1 Major Advisor Performance
Q3 2024 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
Quantica Capital
Welton
Q3 2024
YTD

Frontier Select Fund Class 1AP Major Advisor Performance
Q3 2024 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
Quantica Capital
Welton
Q3 2024
YTD

Frontier Select Fund Class 2 Major Advisor Performance
Q3 2024 and YTD
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
Quantica Capital
Welton
Q3 2024
YTD

Four of the six sectors which traded in the Frontier Select Fund were profitable in Q3 2024 and two of the six were profitable YTD. Agriculturals, Energies, Interest Rates and Metals were profitable for the quarter while Currencies and Metals finished negative for the quarter. Agriculturals, and Stock Indices were profitable YTD while Currencies, Energies, Interest Rates and Metals finished negative YTD.

In terms of major CTA performance, Welton finished positive for the quarter while Horizon3 and Quantica finished negative for the quarter. Quantica and Welton finished positive YTD while Horizon3 finished negative YTD.

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

Frontier Global Fund

2024

The Frontier Global Fund—Class 1 NAV gained 2.31% and lost 8.50%, respectively, for the nine months ended September 30, 2024 and 2023, net of fees and expenses; the Frontier Global Fund—Class 2 NAV gained 4.64% and lost 6.43%, respectively, for the nine months ended September 30, 2024 and 2023, net of fees and expenses.

For the nine months ended September 30, 2024, the Frontier Global Fund recorded total expenses of $81,024, net investment loss of $81,024, and net realized/unrealized gain on investments of $132,035, resulting in a net increase in Owners’ capital from operations of $51,011. For the nine months ended September 30, 2023, the Frontier Global Fund recorded total expenses of $123,593, net investment loss of $123,593, and net realized/unrealized loss on investments of $145,586, resulting in a net decrease in Owners’ capital from operations of $269,179.

The NAV per Unit, Class 1, increased from $134.60 at December 31, 2023 to $137.71 as of September 30, 2024. The NAV per Unit, Class 2, increased from $222.53 at December 31, 2023 to $232.86 as of September 30, 2024. Total Class 1 subscriptions and redemptions for the period were $0 and $106,869, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $200, respectively. Ending capital at September 30, 2024 was $1,011,680 for Class 1, $35,678 for Class 2. Ending capital at December 31, 2023 was $1,069,125 for Class 1 and $34,291 for Class 2.

Frontier Global Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Global Fund Class 1 Sector Attributions
Q3 2024 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2024
YTD

Frontier Global Fund Class 2 Sector Attributions
Q3 2024 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2024
YTD

One of the six sectors which traded in the Frontier Global Fund were profitable in Q3 2024 and three of the six were profitable YTD. Agriculturals were profitable for the quarter while Currencies, Energies, Interest Rates, Metals and Stock Indices finished negative for the quarter. Agriculturals, Currencies and Stock Indices were profitable YTD while Energies, Interest Rates and Metals finished negative YTD.

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

Agriculturals and Currencies were positive YTD while Energies, Interest Rates, Metals and Stock Indices were negative YTD.

Frontier Heritage Fund

2024

The Frontier Heritage Fund—Class 1 NAV lost 6.43% and lost 14.35%, respectively, for the nine months ended September 30, 2024 and 2023, net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV lost 4.29% and lost 12.41%, respectively for the nine months ended September 30, 2024 and 2023, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV lost 4.29% and lost 12.41%, respectively, for the nine months ended September 30, 2024 and 2023, net of fees and expenses.

For the nine months ended September 30, 2024, the Frontier Heritage Fund recorded total expenses of $90,380, net investment loss of $90,380, and net realized/unrealized gain on investment of $6,867, resulting in a net decrease in Owners’ capital from operations of $83,513. For the nine months ended September 30, 2023, the Frontier Heritage Fund recorded total expenses of $133,026, net investment loss of $133,026, and net realized/unrealized loss on investments of $307,035, resulting in a net decrease in Owners’ capital from operations of $440,061.

The NAV per Unit, Class 1, decreased from $106.45 as of December 31, 2023 to $99.61 at September 30, 2024. The NAV per Unit, Class 1AP, decreased from $141.20 as of December 31, 2023 to $135.14 at September 30, 2024. The NAV per Unit, Class 2, decreased from $188.97 as of December 31, 2023 to $180.86 at September 30, 2024. Total Class 1 subscriptions and redemptions for the nine months were $0 and $130,850, respectively. Total Class 1AP subscriptions and redemptions for the nine months were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the nine months were $0 and $69,111, respectively. Ending capital at September 30, 2024 was $1,271,308 for Class 1, $8,621 for Class 1AP, and $97,397 for Class 2. Ending capital at December 31, 2023 was $1,483,520 for Class 1, $9,007 for Class 1AP, and $168,273 for Class 2.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Frontier Heritage Fund Class 1 Sector Attributions
Q3 2024 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2024
YTD

Frontier Heritage Fund Class 1AP Sector Attributions
Q3 2024 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2024
YTD

Frontier Heritage Fund Class 2 Sector Attributions
Q3 2024 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2024
YTD

Frontier Heritage Fund Class 1 Major Advisors Performance
Q3 2024 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
Aspect Capital Ltd
Horizon3
Welton
Q3 2024
YTD

Frontier Heritage Fund Class 1AP Major Advisors Performance
Q3 2024 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
Aspect Capital Ltd
Horizon3
Welton
Q3 2024
YTD

Frontier Heritage Fund Class 2 Major Advisors Performance
Q3 2024 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
Aspect Capital Ltd
Horizon3
Welton
Q3 2024
YTD

One of the six sectors which traded in the Frontier Heritage Fund were profitable in Q3 2024 and three of the six were profitable YTD. Agriculturals were profitable for the quarter while Currencies, Energies, Interest Rates, Metals and Stock Indices finished negative for the quarter. Agriculturals, Currencies and Stock Indices were profitable YTD while Energies, Interest Rates and Metals finished negative YTD.

In terms of major CTA performance, Welton was positive for the quarter while Aspect and Horizon3 were negative for the quarter. Aspect was positive YTD while Horizon3 and Welton were negative YTD.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of September 30, 2024 and December 31, 2023. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

DOMESTIC EXPOSURE

Frontier Balanced Fund:

	September 30, 2024		December 31, 2023
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	723,899	14.31%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	14,434	0.29%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$738,333	14.60%

Value at Risk: Foreign Markets

The following table presents the portion of trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of September 30, 2024 and December 31, 2023, on foreign markets. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

FOREIGN EXPOSURE

Frontier Balanced Fund:

	September 30, 2024		December 31, 2023
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of September 30, 2024, by market sector.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chairman and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of September 30, 2024 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can only provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of September 30, 2024, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 report entitled Internal Control-Integrated Framework.

Based on that assessment, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust maintained effective internal control over financial reporting as of September 30, 2024.

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

Scope of Exhibit 31 Certifications

The certifications of the Chairman and Chief Financial Officer, and the President and Chief Executive Officer, of the Managing Owner as of September 30, 2024 and as of November 14, 2024 (the date of this filing) are included as Exhibits 31.1 and 31.2, respectively, to this Form 10-Q, and apply not only to the Trust as a whole but also to each Series individually.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the sale of unregistered Units by the Trust for the nine months ended September 30, 2024. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Trust claims an exemption from registration of each of the transactions listed below under Section 4(a)(2) of the Securities Act of 1933, as amended, as a sale by an issuer not involving a public offering.

SERIES	DATE	UNITS	CONSIDERATION
NONE

One hundred percent of the offering proceeds from the sale of Units are initially available for the Series’ trading activities.

No Units were repurchased by the Trust during the three and nine months ended September 30, 2024.

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

Frontier Funds
(Registrant)

Date: November 14, 2024	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 14, 2024	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Balanced Fund,
a Series of Frontier Funds
(Registrant)

Date: November 14, 2024	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 14, 2024	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Fund,
a Series of Frontier Funds
(Registrant)

Date: November 14, 2024	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 14, 2024	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Global Fund,
a Series of Frontier Funds
(Registrant)

Date: November 14, 2024	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 14, 2024	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Fund,
a Series of Frontier Funds (Registrant)

Date: November 14, 2024	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 14, 2024	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long Short Commodity Fund,
a Series of Frontier Funds (Registrant)

Date: November 14, 2024	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 14, 2024	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Fund,
a Series of Frontier Funds (Registrant)

Date: November 14, 2024	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 14, 2024	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Fund,
a Series of Frontier Funds (Registrant)

Date: November 14, 2024	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 14, 2024	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds