Form 10-K
period 2024-12-31
Frontier Funds; Frontier Heritage Fund; Frontier Masters Fund; Frontier Select Fund; Frontier Long/Short Commodity Fund; Frontier Diversified Fund; Frontier Balanced Fund; Frontier Global Fund
filed 2025-03-31
CIK 1261379, 1389123, 1450722, 1389125, 1389128, 1450720, 1389122, 1389124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The Frontier Funds’ units of beneficial interest are not traded on any market and, accordingly, do not have an aggregate market value. Units outstanding as of December 31, 2024 were: 16,365 for the Frontier Diversified Fund, 4,813 for the Frontier Masters Fund, 6,199 for the Frontier Long/Short Commodity Fund, 56,262 for the Frontier Balanced Fund, 14,767 for the Frontier Select Fund, 7,305 for the Frontier Global Fund and 13,354 for the Frontier Heritage Fund.

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF DECEMBER 31, 2024, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

i

Summary of Risk Factors

An investment in the Units beneficial interest (the “Units”) of each Series (the “Series”) of Frontier Funds (the “Trust”) is subject to a number of risks of which you should be aware before making an investment decision. The following summary should not be considered an exhaustive summary of the material risks facing the Trust, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Form 10-K.

Structural Risks

●	The Trust, the Trading Companies (as defined below) and the Galaxy Plus entities (as defined below) are not registered investment companies.

●	Certain restrictions on redemption and transfer of the Units apply, redemptions may be temporarily suspended, and a substantial number of redemption requests in a short period may result in losses.

●	Unitholders have limited rights, including not being able to review any Series’ holdings on a daily basis, inability to prevent the Trust from taking actions which could cause losses, and lack of awareness of changes to trading programs or investments into, or divestments from, any Galaxy Plus entities.

●	Frontier Fund Management, LLC (the “Managing Owner”) may allocate nominal assets in respect of a Series in excess of its Net Asset Value, and it may adjust the leverage employed by a Trading Advisor in its sole discretion.

●	Each Series may be charged substantial fees and expenses regardless of profitability, including indirect fees and expenses associated with derivative instruments.

●	The failure by one or more of a Series’ counterparties could result in a substantial loss of such Series’ assets.

●	There are certain risks associated with investments in series LLCs (such as certain of the Trading Companies and the Galaxy Plus entities), and certain conflicts of interest exist in the structure and operation of the Trust.

●	The Managing Owner is leanly staffed and relies heavily on its key personnel to manage the Trust’s trading activities, and the loss of such personnel could adversely affect the Trust. Unitholders do not have privity of contract with service providers to the Trust or any Series, including the Trading Advisors.

Risks Relating to Trading and the Markets

●	The Trading Advisors may trade in futures, options, and swaps, each of which carry distinct risks.

●	The trading on behalf of each Series will be margined, which means that sharp declines in prices could lead to large losses.

●	Trading on unregulated or foreign exchanges involves risks that trading on regulated or U.S. exchanges does not, such as lack of investor protection regulation, possible government intervention, relatively new markets and exchange-rate exposure.

●	The Trading Advisors’ positions may be concentrated from time to time, which may render each Series susceptible to larger losses than if the positions were more diversified.

●	Turnover in each Series’ portfolio may be high which could result in higher brokerage commissions and transaction fees and expenses.

●	There are certain risks associated with the Trust’s investment in U.S. government debt securities, including market risk, interest rate risk and credit risk.

●	Investments in reference programs through a swap or other derivative instrument may not always replicate exactly the performance of the relevant commodity trading advisor (“CTA”) trading program(s).

Risks Relating to the Trading Advisors

●	There are disadvantages to making trading decisions based on technical analysis and fundamental analysis.

●	Increased competition from other systematic traders could reduce the Trading Advisors’ profitability.

●	The incentive fees could be an incentive to the Trading Advisors to make riskier investments.

●	The risk management approaches of one or all of the Trading Advisors may not be fully effective, and a Series may incur losses.

●	Increases in assets under management of any of the Trading Advisors could lead to diminished returns.

●	Each Series relies on its Trading Advisor(s) for success, and if a Trading Advisor’s trading is unsuccessful, the Series may incur losses.

●	The Managing Owner’s allocation of the Trust’s assets among Trading Advisors may result in less than optimal performance by the Trust.

●	Each Trading Advisor advises other clients and may achieve more favorable results for its other accounts.

●	The Managing Owner places significant reliance on the Trading Advisors and their key personnel; the loss of such personnel could adversely affect a Series.

●	The success of each Series depends on the ability of the personnel of its Trading Advisor(s) to accurately implement their trading systems, and any failure to do so could subject a Series to losses.

●	Stop-loss orders may not prevent large losses.

Risks Relating to the Galaxy Plus Platform

●	The success of each Series depends on the performance of the Galaxy Plus entities in which each Series invests.

●	The Galaxy Plus Platform is recently established and has a limited operating history and the Galaxy Plus entities have limited or no operating history or track record.

●	A Series may incur losses related to other investors’ large redemptions from, or investments into, a Galaxy Plus entity.

●	The Galaxy Plus Platform operates independently from each Series, the Trust and the Managing Owner, and the Managing Owner will have no control over, or involvement in, the operation and administration of the commodity pools.

●	The Galaxy Plus Platform and New Hyde Park Alts, LLC (“New Hyde Park”) may limit the ability of a Series to invest in, or divest from, a Galaxy Plus entity. New Hyde Park is the Galaxy Plus Platform sponsor and operator.

●	Cessation of, or changes to, the operation of the Galaxy Plus Platform could adversely impact the performance of a Series.

●	Investment in Galaxy Plus entities presents operational, administrative risk to each Series.

●	The use of multiple Trading Advisors may result in offsetting or opposing trading positions and may also require one Trading Advisor to fund the margin requirements of another Trading Advisor.

●	The Trading Advisors’ trading programs bear some similarities and, therefore, may lessen the benefits to the Series which have multiple Trading Advisors.

Operating Risks

●	The Managing Owner may allocate notional assets in respect of a Series that are in excess of the net asset value of such Series.

●	Differing levels of fees received may create an incentive for the Managing Owner to favor certain Series over others.

●	The Managing Owner may terminate, replace and/or add Trading Advisors in its sole discretion which may disrupt trading, adversely affecting the net asset value of a Series.

Taxation and Benefits Risks

●	You may have tax liability attributable to your investment in a series even if you have received no distributions and redeemed no units, and even if the series generated an economic loss, you may be subject to tax on gains that the Trust never realizes, and you will likely recognize short-term capital gain.

●	Partnership treatment is not assured, and if the Trust or any Series is not treated as a Partnership, you could suffer adverse tax consequences.

●	The IRS could challenge allocations of recognized gains to Unitholders who redeem.

●	The IRS could take the position that deductions for certain Trust expenses are subject to various limitations.

●	The investment of Benefit Plan Investors (as defined below) may be limited and/or subject to mandatory redemption in certain circumstances.

●	Foreign investors may face exchange rate risk and local tax consequences.

Regulatory Risks

●	Regulation of the commodity interest markets is extensive and constantly changing; future regulatory developments are impossible to predict, but may significantly and adversely affect the Trust.

●	The Series, the Trading Companies or Galaxy Plus entities are subject to speculative position limits.

●	Commodity Futures Trading Commission (“CFTC”) registrations could be terminated which could adversely affect the Trust or a Series.

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

As of December 31, 2024, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into two separate Classes—Class 2 and Class 3. The Trust, with respect to the Frontier Select Fund and Frontier Heritage Fund, separates Units into a maximum of three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Balanced Fund, separates Units into a maximum of five separate Classes—Class 1, Class 1AP, Class 2, Class 2a and Class 3a. The Trust, with respect to the Frontier Long/Short Commodity Fund, separates Units into a maximum of four separate Classes—Class 2a, Class 2, Class 3a and Class 3. The Trust, with respect to the Frontier Global Fund, separates Units into two separate classes—Class 1 and Class 2. For those Series that invest in Galaxy Plus entities, approximately 75-95% of those Series assets are used for 30-7 requirements of the Master Funds (as defined below). The remaining assets of the Series are split between investments in Trading Companies and a pooled cash management account that invests primarily in U.S. Treasury securities. For those Series that do not invest in Galaxy Plus entities, their assets are split between investments in Trading Companies and investments in the pooled cash management account.

As of December 31, 2024, Frontier Global Fund has invested a portion of its assets in a single Trading Company, and a single Trading Advisor manages 100% of the assets invested in such Trading Company. Each of the remaining Series has invested a portion of its assets in several different Trading Companies or Galaxy Plus entities and one or more Trading Advisors may manage the assets invested in such Trading Companies or Galaxy Plus entities.

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

As of December 31, 2024, the trading system of each of the major Trading Advisors and the means by which the Series access those Trading Advisors are as follows:

Major Commodity Trading Advisor	Trading System Style	Accessed Through
Aspect Capital Limited	Systematic	Galaxy Plus
Fort, L.P.	Systematic	Galaxy Plus
Horizon3 Investment Management LLP*	Systematic	Galaxy Plus
Quantica Capital AG	Systematic	Galaxy Plus
Quantitative Investment Management, LLC	Systematic	Galaxy Plus
Quest Partners LLC	Systematic	Galaxy Plus
Rosetta Capital Management, LLC	Discretionary	Galaxy Plus
Welton Investment Partners LLC	Systematic	Galaxy Plus

As of December 31, 2024, the allocation of the assets of each applicable Series of the Trust among the Trading Advisors was as follows:

Allocation as of December 31, 2024 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Masters Fund	Frontier Balanced Fund	Frontier Select Fund	Frontier Global Fund	Frontier Heritage Fund
Advisor
Aspect Capital Limited	25%	-	69%	33%	-	100%	71%
Fort, L.P.	20%	-	-	6%	-	-	-
Horizon3 Investment Management LLP	-	-	-	8%	18%	-	22%
Quantica Capital AG	13%	-	21%	17%	66%	-	-
Quantitative Investment Management, LLC	12%	-	-	12%	-	-	-
Quest Partners LLC	22%	-	-	19%	-	-	-
Rosetta Capital Management, LLC	-	76%	-	-	-	-	-
Welton Investment Partners LLC	8%	24%	10%	5%	16%	-	7%

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

As of March 31, 2025, the Trust’s business strategy, operations, or financial condition have not been materially affected by, and are not likely to be materially affected by, any cybersecurity threats or incidents.

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

The following table shows the number of Limited Owners and the number of Units outstanding in each Class of each Series as of December 31, 2024:

	Number of Limited Owners	Number of Units Outstanding
Frontier Diversified Fund (Class 2)	8	2237
Frontier Diversified Fund (Class 3)	75	14128
Frontier Long/Short Commodity Fund (Class 2)	4	113
Frontier Long/Short Commodity Fund (Class 2a)	5	403
Frontier Long/Short Commodity Fund (Class 3)	59	3906
Frontier Long/Short Commodity Fund (Class 3a)	27	1777
Frontier Masters Fund (Class 2)	8	1165
Frontier Masters Fund (Class 3)	28	3648
Frontier Balanced Fund (Class 1)	325	47196
Frontier Balanced Fund (Class 1AP)	3	587
Frontier Balanced Fund (Class 2)	39	6726
Frontier Balanced Fund (Class 2a)	1	158
Frontier Balanced Fund (Class 3a)	11	1595
Frontier Select Fund (Class 1)	130	14181
Frontier Select Fund (Class 1AP)	1	115
Frontier Select Fund (Class 2)	6	471
Frontier Global Fund (Class 1)	64	7152
Frontier Global Fund (Class 2)	2	153
Frontier Heritage Fund (Class 1)	82	12751
Frontier Heritage Fund (Class 1AP)	1	64
Frontier Heritage Fund (Class 2)	5	539

No Units are authorized for issuance by the Trust under equity compensation plans. During the year ended December 31, 2024, no unregistered Units were sold by the Trust. In addition, the Trust did not repurchase any Units under a formal repurchase plan. All Unit redemptions during the year ended December 31, 2024 were in the ordinary course of business. There have not been any purchases of Units by the Trust or any affiliated purchasers during the year ended December 31, 2024.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At December 31, 2024, cash deposited at the clearing brokers was $0 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 4.25 to 4.50%, this amount is estimated to be 4.25%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities, which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 75% to 95% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the CEA and regulations there under. The remaining approximately 5% to 25% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of December 31, 2024, total cash and cash equivalents held at banking institutions were $30,763 for the Frontier Diversified Fund, $17,526 for the Frontier Long/Short Commodity Fund, $17,336 for the Frontier Masters Fund, $76,744 for the Frontier Balanced Fund, $23,606 for the Frontier Select Fund, $43,072 for the Frontier Global Fund, and $56,774 for the Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the year ended December 31, 2024, the Trust was able to pay all redemptions on a timely basis.

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

Results of Operations for the Twelve Months Ended December 31, 2024

Series Returns and Other Information

The returns for each Series and Class of Units for the twelve months ended December 31, 2024, and related information, are discussed below. The activities of the Trust on a combined consolidated basis are explained through the activity of each underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a combined consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during fiscal 2024. The performance of each Series was impacted over the course of the year by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by, the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For each of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the fourth quarter (except as otherwise noted) and for the full calendar year. Charts depicting the performance of the various Series’ positions within each of the relevant sectors during the prior three quarters were included in the Trust’s quarterly reports on Form 10-Q previously filed.

Frontier Diversified Fund

2024

The Frontier Diversified Fund—Class 2 NAV lost 10.30% for the twelve months ended December 31, 2024 net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV lost 10.08% for the twelve months ended December 31, 2024 net of fees and expenses.

For the twelve months ended December 31, 2024, the Frontier Diversified Fund recorded total expenses of $49,424, net investments loss of $45,437, and net realized/unrealized loss on investments of $44,233, resulting in a net decrease in Owners’ capital from operations of $89,670. The NAV per Unit, Class 2, decreased from $68.18 at December 31, 2023 to $61.16 as of December 31, 2024. The NAV per Unit, Class 3 decreased from $64.35 at December 31, 2023 to $57.87 as of December 31, 2024. Total Class 2 subscriptions and redemptions for the period were $0 and $52,473, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $377,307, respectively. Ending capital at December 31, 2024 was $136,801 for Class 2, and $817,537 for Class 3.

For the twelve months ended December 31, 2024, Frontier Diversified Fund did not own a swap investment.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Agriculturals, Metals and Commodities sectors.

Sector & Major Advisor Attribution for the Frontier Diversified Fund

Frontier Diversified Fund Class 2 Sector Attributions
Q4 2024 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2024
YTD

Frontier Diversified Fund Class 3 Sector Attributions
Q4 2024 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2024
YTD

Frontier Diversified Fund Class 2 Major Advisors Performance
Q4 2024 and YTD
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Quest Partners
Welton
Non-Major Advisors
Q4 2024
YTD

Frontier Diversified Fund Class 3 Major Advisors Performance
Q4 2024 and YTD
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Quest Partners
Welton
Non-Major Advisors
Q4 2024
YTD

Two of the six sectors which traded in the Frontier Diversified Fund were profitable in Q4 2024 and three of the six were profitable year to date (“YTD”). Agriculturals and Currencies were profitable for the quarter while, Energies, Interest Rates, Metals and Stock Indices finished negative for the quarter.

Agriculturals, Currencies and Stock Indices were profitable YTD while Energies, Interest Rates and Metals finished negative YTD.

In terms of major CTA performance, two of the six major CTAs in the Frontier Diversified Fund were profitable in the quarter. Fort and QIM finished positive while Aspect, Quantica, Quest and Welton finished negative for the quarter. In terms of YTD performance four of the six major CTAs were positive. Aspect, Fort and Quantica finished positive while QIM, Quest and Welton were negative YTD.

Frontier Masters Fund

2024

The Frontier Masters Fund—Class 2 NAV lost 11.74% for the twelve months ended December 31, 2024, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV lost 11.53% for the twelve months ended December 31, 2024, net of fees and expenses.

For the twelve months ended December 31, 2024, the Frontier Masters Fund recorded total expenses of $27,454, net investment loss of $25,852, and net realized/unrealized loss on investments of $4,175, resulting in a net decrease in Owners’ capital from operations of $30,027.

The NAV per Unit, Class 2, decreased from $65.39 at December 31, 2023 to $57.71 as of December 31, 2024. The NAV per Unit, Class 3, decreased from $61.96 at December 31, 2023 to $54.82 as of December 31, 2024. Total Class 2 subscriptions and redemptions for the period were $0 and $0, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $42,694, respectively. Ending capital at December 31, 2024 was $67,239 for Class 2, and $200,002 for Class 3.

For the twelve months ended December 31, 2024, Frontier Masters Fund did not own a swap investment.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Agriculturals, Metals, Hybrids and Commodities sectors.

Sector & Major Advisor Attribution for the Frontier Masters Fund

Frontier Masters Fund Class 2 Sector Attributions
Q4 2024 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2024
YTD

Frontier Masters Fund Class 3 Sector Attributions
Q4 2024 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2024
YTD

Frontier Masters Fund Class 2 Major Advisors Performance
Q4 2024 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Aspect Capital Ltd
Quantica Capital
Welton
Q4 2024
YTD

Frontier Masters Fund Class 3 Major Advisors Performance
Q4 2024 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Aspect Capital Ltd
Quantica Capital
Welton
Q4 2024
YTD

Two of the six sectors which traded in the Frontier Masters Fund were profitable in Q4 2024 and three of the six were profitable YTD. Agriculturals and Currencies were profitable for the quarter while Energies, Interest Rates, Metals and Stock Indices finished negative for the quarter.

Agriculturals, Currencies and Stock Indices were profitable YTD while, Energies, Interest Rates and Metals finished negative YTD.

In terms of major CTA performance none of the three major CTAs finished positive for the quarter. Aspect, Quantica and Welton all finished negative for the quarter. Quantica was positive YTD while Aspect and Welton were negative YTD.

Frontier Long/Short Commodity Fund

2024

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 35.63% for the twelve months ended December 31, 2024, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 3 NAV lost 35.63% for the twelve months ended December 31, 2024, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV lost 34.41% for the twelve months ended December 31, 2024, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 34.24% for the twelve months ended December 31, 2024, net of fees and expenses.

For the twelve months ended December 31, 2024, the Frontier Long/Short Commodity Fund recorded total expenses of $13,604, net investment loss of $11,520, and net realized/unrealized loss on investments of $175,485, resulting in a net decrease in Owners’ capital from operations of $187,005.

The NAV per Unit, Class 2, decreased from $72.74 as of December 31, 2023 to $46.82 at December 31, 2024. The NAV per Unit, Class 3, decreased from $76.31 as of December 31, 2023 to $49.12 at December 31, 2024. The NAV per Unit, Class 2a, decreased from $48.36 as of December 31, 2023 to $31.72 at December 31, 2024. The NAV per Unit, Class 3a, decreased from $51.42 as of December 31, 2023 to $33.81 at December 31, 2024. Total Class 2 subscriptions and redemptions for the twelve months were $0 and $0, respectively. Total Class 3 subscriptions and redemptions for the twelve months were $0 and $256,605, respectively. Total Class 2a subscriptions and redemptions for the twelve months were $0 and $18,488, respectively. Total Class 3a subscriptions and redemptions for the twelve months were $0 and $11,606, respectively. Ending capital at December 31, 2024 is $5,301 for Class 2, $191,887 for Class 3, $12,799 for Class 2a, and $60,078 for Class 3a.

For the twelve months ended December 31, 2024, Frontier Long/Short Commodity Fund did not own a swap investment.

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

Sector & Major Advisor Attribution for the Frontier Long/Short Commodity Fund

Frontier Long/Short Commodity Fund Class 2 Sector Attributions
Q4 2024 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2024
YTD

Frontier Long/Short Commodity Fund Class 2A Sector Attributions
Q4 2024 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2024
YTD

Frontier Long/Short Commodity Fund Class 3 Sector Attributions
Q4 2024 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2024
YTD

Frontier Long/Short Commodity Fund Class 3A Sector Attributions
Q4 2024 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q4 2024
YTD

Frontier Long/Short Commodity Fund Class 2
Major Advisors Performance
Q4 2024 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
-18.00%
-20.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q4 2024
YTD

Frontier Long/Short Commodity Fund Class 2A
Major Advisors Performance
Q4 2024 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
-18.00%
-20.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q4 2024
YTD

Frontier Long/Short Commodity Fund Class 3
Major Advisors Performance
Q4 2024 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
-18.00%
-20.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q4 2024
YTD

Frontier Long/Short Commodity Fund Class 3A
Major Advisors Performance
Q4 2024 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
-18.00%
Rosetta
Volt
Welton
Non-Major Advisors
Q4 2024
YTD

None of the seven sectors traded in the Frontier Long/Short Commodity Fund were profitable in Q4 2024 and none of the seven were profitable YTD. Energies, Base Metals, Grains, Meats, Precious Metals, Softs and Financials finished the quarter negative while none finished positive for the quarter.

Energies, Base Metals, Grains, Meats, Precious Metals, Softs and Financials finished negative YTD. None were positive YTD.

In terms of major CTA performance, no CTAs were positive for the quarter while Rosetta and Welton both finished negative. In terms of YTD performance, no CTAs were positive while Rosetta and Welton were both negative YTD.

Effective August 31, 2024, Volt Capital Management AB accessed through Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC, ceased to act as a commodity trading advisor to the Trust.

Frontier Balanced Fund

2024

The Frontier Balanced Fund—Class 1 NAV lost 16.16% for the twelve months ended December 31, 2024, net of fees and expenses; the Frontier Balanced Fund—Class 2 NAV lost 13.59% for the twelve months ended December 31, 2024, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV lost 13.43% for the twelve months ended December 31, 2024, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV lost 13.43% for the twelve months ended December 31, 2024, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV lost 13.60% for the twelve months ended December 31, 2024, net of fees and expenses.

For the twelve months ended December 31, 2024, the Frontier Balanced Fund recorded total expenses of $319,231, net investment loss of $318,710, and net realized/unrealized loss on investments of $253,149, resulting in a net decrease in Owners’ capital from operations of $571,859.

The NAV per Unit, Class 1, decreased from $62.63 as of December 31, 2023 to $52.51 at December 31, 2024. The NAV per Unit, Class 1AP, decreased from $83.01 as of December 31, 2023 to $71.72 at December 31, 2024. The NAV per Unit, Class 2, decreased from $111.93 as of December 31, 2023 to $96.71 at December 31, 2024. For Class 2a, the NAV per Unit decreased from $97.44 as of December 31, 2023 to $84.35 at December 31, 2024. For Class 3a, the NAV per Unit decreased from $97.10 as of December 31, 2023 to $84.06 at December 31, 2024. Total Class 1 subscriptions and redemptions for the twelve months were $0 and $879,719, respectively. Total Class 1AP subscriptions and redemptions for the twelve months were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $0 and $155,513, respectively. Total Class 2a subscriptions and redemptions for the twelve months were $0 and $2,750, respectively. Total Class 3a subscriptions and redemptions for the twelve months were $0 and $129,039, respectively. Ending capital at December 31, 2024, was $2,478,195 for Class 1, $42,095 for Class 1 AP, $650,534 for Class 2, $13,359 for Class 2a and $134,062 for Class 3a.

For the twelve months ended December 31, 2024, Frontier Balanced Fund did not own a swap investment.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agricultural sectors.

Sector & Major Advisor Attribution for the Frontier Balanced Fund

Frontier Balanced Fund Class 1 Sector Attributions
Q4 2024 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2024
YTD

Frontier Balanced Fund Class 1AP Sector Attributions
Q4 2024 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2024
YTD

Frontier Balanced Fund Class 2 Sector Attributions
Q4 2024 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2024
YTD

Frontier Balanced Fund Class 2A Sector Attributions
Q4 2024 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2024
YTD

Frontier Balanced Fund Class 3A Sector Attributions
Q4 2024 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2024
YTD

Frontier Balanced Fund Class 1 Major Advisors Performance
Q4 2024 and YTD
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
Aspect Capital Ltd
Fort LP (GC)
Horizon3
Quantica Capital
QIM
Welton
Non-Major Advisors
Q4 2024
YTD

Frontier Balanced Fund Class 1AP Major Advisors Performance
Q4 2024 and YTD
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
Aspect Capital Ltd
Fort LP (GC)
Horizon3
Quantica Capital
QIM
Welton
Non-Major Advisors
Q4 2024
YTD

Frontier Balanced Fund Class 2 Major Advisors Performance
Q4 2024 and YTD
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
Aspect Capital Ltd
Fort LP (GC)
Horizon3
Quantica Capital
QIM
Welton
Non-Major Advisors
Q4 2024
YTD

Frontier Balanced Fund Class 2A Major Advisors Performance
Q4 2024 and YTD
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
Aspect Capital Ltd
Fort LP (GC)
Horizon3
Quantica Capital
QIM
Welton
Non-Major Advisors
Q4 2024
YTD

Frontier Balanced Fund Class 3A Major Advisors Performance
Q4 2024 and YTD
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
Aspect Capital Ltd
Fort LP (GC)
Horizon3
Quantica Capital
QIM
Welton
Non-Major Advisors
Q4 2024
YTD

Two of the six sectors which traded in the Frontier Balanced Fund were profitable in Q4 2024 and three of the six were profitable YTD. Agriculturals and Currencies were profitable for the quarter while Energies, Interest Rates, Metals and Stock Indices finished negative for the quarter. Agriculturals, Currencies and Stock Indices were profitable YTD while Energies, Interest Rates and Metals finished negative YTD.

In terms of major CTA performance, Fort and QIM finished positive for the quarter while Aspect, Horizon3, QIM and Quantica finished negative for the quarter. Fort and Quanitica finished positive YTD while Aspect, Horizon3, QIM and Welton were negative YTD.

Frontier Select Fund

2024

The Frontier Select Fund—Class 1 NAV lost 16.99% for the twelve months ended December 31, 2024, net of fees and expenses; the Frontier Select Fund—Class 2 NAV lost 14.45% for the twelve months ended December 31, 2024, net of fees and expenses; the Frontier Select Fund—Class 1AP NAV lost 14.45% for the twelve months ended December 31, 2024.

For the twelve months ended December 31, 2024, the Frontier Select Fund recorded total expenses of $52,306, net investment loss of $52,306, and net realized/unrealized loss on investments of $66,997, resulting in a net decrease in Owners’ capital from operations of $119,303.

The NAV per Unit, Class 1, decreased from $45.97 as of December 31, 2023 to $38.16 at December 31, 2024. The NAV per Unit, Class 1AP, decreased from $60.98 as of December 31, 2023 to $52.17 at December 31, 2024. The NAV per Unit, Class 2, decreased from $80.92 as of December 31, 2023 to $69.23 at December 31, 2024. Total Class 1 subscriptions and redemptions for the twelve months ended December 31, 2024, were $0 and $80,126, respectively. Total Class 1AP subscriptions and redemptions for the twelve months ended December 31, 2024, were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the twelve months ended December 31, 2024, were $0 and $9,893, respectively. Ending capital at December 31, 2024 was $541,125 for Class 1, $6,004 for Class 1AP, and $32,624 for Class 2.

For the twelve months ended December 31, 2024, Frontier Select Fund did not own a swap investment.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agricultural sectors.

Sector & Major Advisor Attribution for the Frontier Select Fund

Frontier Select Fund Class 1 Sector Attributions
Q4 2024 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2024
YTD

Frontier Select Fund Class 1AP Sector Attributions
Q4 2024 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2024
YTD

Frontier Select Fund Class 2 Sector Attributions
Q4 2024 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2024
YTD

Frontier Select Fund Class 1 Major Advisor Performance
Q4 2024 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Quantica Capital
Welton
Q4 2024
YTD

Frontier Select Fund Class 1AP Major Advisor Performance
Q4 2024 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Quantica Capital
Welton
Q4 2024
YTD

Frontier Select Fund Class 2 Major Advisor Performance
Q4 2024 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Quantica Capital
Welton
Q4 2024
YTD

Two of the six sectors which traded in the Frontier Select Fund were profitable in Q4 2024 and two of the six were profitable YTD. Agriculturals and Currencies were profitable for the quarter while Energies, Interest Rates, Metals and Stock Indices finished negative for the quarter.

Agriculturals and Stock Indices were profitable YTD while Currencies, Energies, Interest Rates and Metals finished negative YTD.

In terms of major CTA performance, no CTAs finished positive for the quarter while Horizon3, Quantica and Welton finished negative for the quarter. Quantica finished positive YTD while Horizon3 and Welton finished negative YTD.

Frontier Global Fund

2024

The Frontier Global Fund—Class 1 NAV lost 10.72% for the twelve months ended December 31, 2024, net of fees and expenses; the Frontier Global Fund—Class 2 NAV lost 8.00% for the twelve months ended December 31, 2024, net of fees and expenses.

For the twelve months ended December 31, 2024, the Frontier Global Fund recorded total expenses of $100,060, net investment loss of $100,060, and net realized/unrealized gain on investments of $16,791, resulting in a net decrease in Owners’ capital from operations of $83,269.

The NAV per Unit, Class 1, decreased from $134.60 at December 31, 2023 to $120.17 as of December 31, 2024. The NAV per Unit, Class 2, decreased from $222.53 at December 31, 2023 to $204.73 as of December 31, 2024. Total Class 1 subscriptions and redemptions for the period were $0 and $129,139, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $200, respectively. Ending capital at December 31, 2024 was $859,439 for Class 1, $31,369 for Class 2.

For the twelve months ended December 31, 2024, Frontier Global Fund did not own a swap investment.

Frontier Global Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Sector Attribution for the Frontier Global Fund

Frontier Global Fund Class 1 Sector Attributions
Q4 2024 and YTD
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2024
YTD

Frontier Global Fund Class 2 Sector Attributions
Q4 2024 and YTD
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2024
YTD

Two of the six sectors which traded in the Frontier Global Fund were profitable in Q4 2024 and two of the six were profitable YTD. Agriculturals and Currencies were profitable for the quarter while Energies, Interest Rates, Metals and Stock Indices finished negative for the quarter.

Agriculturals and Stock Indices were profitable YTD while Currencies, Energies, Interest Rates and Metals finished negative YTD.

Frontier Heritage Fund

2024

The Frontier Heritage Fund—Class 1 NAV lost 21.55% for the twelve months ended December 31, 2024, net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV lost 19.15% for the twelve months ended December 31, 2024, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV lost 19.15% for the twelve months ended December 31, 2024, net of fees and expenses.

For the twelve months ended December 31, 2024, the Frontier Heritage Fund recorded total expenses of $112,925, net investment loss of $112,925, and net realized/unrealized loss on investment of $192,461, resulting in a net decrease in Owners’ capital from operations of $305,386.

The NAV per Unit, Class 1, decreased from $106.45 as of December 31, 2023 to $83.51 at December 31, 2024. The NAV per Unit, Class 1AP, decreased from $141.20 as of December 31, 2023 to $114.16 at December 31, 2024. The NAV per Unit, Class 2, decreased from $188.97 as of December 31, 2023 to $152.78 at December 31, 2024. Total Class 1 subscriptions and redemptions for the twelve months were $0 and $131,872, respectively. Total Class 1AP subscriptions and redemptions for the twelve months were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the twelve months were $0 and $69,111, respectively. Ending capital at December 31, 2024 was $1,064,870 for Class 1, $7,282 for Class 1AP, and $82,279 for Class 2.

For the twelve months ended December 31, 2024, Frontier Heritage Fund did not own a swap investment.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Sector & Major Advisor Attribution for the Frontier Heritage Fund

Frontier Heritage Fund Class 1 Sector Attributions
Q4 2024 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2024
YTD

Frontier Heritage Fund Class 1AP Sector Attributions
Q4 2024 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2024
YTD

Frontier Heritage Fund Class 2 Sector Attributions
Q4 2024 and YTD
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q4 2024
YTD

Frontier Heritage Fund Class 1 Major Advisors Performance
Q4 2024 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Aspect Capital Ltd
Horizon3
Welton
Q4 2024
YTD

Frontier Heritage Fund Class 1AP Major Advisors Performance
Q4 2024 and YTD
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
-9.00%
-10.00%
Aspect Capital Ltd
Horizon3
Welton
Q4 2024
YTD

Frontier Heritage Fund Class 2 Major Advisors Performance
Q4 2024 and YTD
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
-9.00%
-10.00%
Aspect Capital Ltd
Horizon3
Welton
Q4 2024
YTD

Two of the six sectors which traded in the Frontier Heritage Fund were profitable in Q4 2024 and two of the six were profitable YTD. Agriculturals and Currencies were profitable for the quarter while Energies, Interest Rates, Metals and Stock Indices finished negative for the quarter.

Agriculturals and Stock Indices were profitable YTD while Currencies, Energies, Interest Rates and Metals finished negative YTD.

In terms of major CTA performance, no CTAs were positive for the quarter while Aspect, Horizon3 and Welton were negative for the quarter. No CTAs were positive YTD while Aspect, Horizon3 and Welton were negative YTD.

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

Results of Operations for the Twelve Months Ended December 31, 2023

The returns for each Series and Class of Units for the twelve months ended December 31, 2023 can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2023, located within Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2024 and 2023. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

DOMESTIC EXPOSURE

Frontier Balanced Fund:

	December 31, 2024		December 31, 2023
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	723,899	14.31%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	14,434	0.29%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$738,333	14.60%

Value at Risk: Foreign Markets

The following table presents the portion of trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of December 31, 2024 and 2023, on foreign markets. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

FOREIGN EXPOSURE

Frontier Balanced Fund:

	December 31, 2024		December 31, 2023
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Currencies	$-	0.00%	$-	0.00%
Stock Indices	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of December 31, 2024, by market sector.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chairman and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of December 31, 2024 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can only provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of December 31, 2024, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 report entitled Internal Control-Integrated Framework.

Based on that assessment, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2024.

This annual report does not include an attestation report of the Trust’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Trust’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Trust to provide only management’s report in this annual report.

Scope of Exhibit 31 Certifications

The certifications of the Chairman and Chief Financial Officer, and the President and Chief Executive Officer, of the Managing Owner as of December 31, 2024 and as of March 31, 2025 (the date of this filing) are included as Exhibits 31.1 and 31.2, respectively, to this Form 10-K, and apply not only to the Trust as a whole but also to each Series individually.

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

Patrick J. Kane (Age 57)

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

 Patrick F. Hart III (Age 66)

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

Michael B. Egan II (Age 57)

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a)	Security Ownership of Certain Beneficial Ownership. As of February 28, 2025, the following table sets forth persons who beneficially own more than 5% of the Units outstanding of any Series:

Title of Series	Name and address of beneficial owner*	Amount and nature of beneficial ownership	Percent of class
Frontier Balanced Fund	Kenneth Janson - IRA	3786	6.81%
Frontier Masters Fund	First Clearing Corp FBO Doris L Dopkin - IRA	625	13.17%
Frontier Masters Fund	Raymond James Trust Company of New Hampshire FBO Robert W. Elliott - IRA	357	7.52%
Frontier Masters Fund	Daniel C & Sharon N Rodrigue - JT WROS	301	6.35%
Frontier Masters Fund	Jack Wayne Hammond	268	5.65%
Frontier Global Fund	Sandra J. Frueh	1050	14.94%
Frontier Global Fund	Don G Lents TTEE Don G Lents Revocable Trust U/A dtd 01/02/1998	628	8.94%
Frontier Global Fund	Ruth Kaminer TTEE Kaminer Findley Limited Partnership U/A08/23/1995	584	8.31%
Frontier Global Fund	WEDBUSH SECURITIES FBO JANICE Y VALLESKEY IRA	539	7.68%
Frontier Global Fund	First Clearing Corp FBO Nancy R. McWilliams - IRA	397	5.65%
Frontier Heritage Fund	BJK INVESTMENTS OF FLORIDA LLC	2727	20.59%
Frontier Heritage Fund	George R Culp	2379	17.97%
Frontier Heritage Fund	Sandra J. Frueh	1255	9.48%
Frontier Diversified Fund	Robert D & Nancy P Josserand	1654	10.47%
Frontier Diversified Fund	Gregory M & Kathy A Gordon - TEN COM	1020	6.45%
Frontier Long/Short Commodity Fund	Ameriprise Trust Company FBO Carl L. Wagus - IRA	354	5.79%
Frontier Long/Short Commodity Fund	First Clearing Corp FBO Sonya T Hamilton - SEP	328	5.36%
Frontier Select Fund Class	PTC (Linsco/Private Ledger Corp) FBO Donald Eric Bishop B/O Patricia M. Bishop - IRA	728	5.12%

*	The address of all beneficial owners listed in the table is c/o Frontier Fund Management, LLC, 25568 Genesee Trail Road, Golden, Colorado 80401.

(b)	Security Ownership of Management. The Trust has no officers or directors. Its affairs are managed solely by the Managing Owner. Set forth in the table below is information regarding the beneficial ownership of Units of the principals of the Managing Owner as of February 28, 2025:

Title of Series/Class	Units Owned	Percentage Ownership of Each Class
Frontier Balanced Fund - Class 2	310	4.60%
Frontier Balanced Fund - Class 2A	36	100.00%
Frontier Heritage Fund - Class 2	75	14.20%
Frontier Long/Short Commodity Fund - Class 2	7	5.99%
Frontier Select Fund - Class 2	83	18.18%
Frontier Global Fund - Class 2	43	29.35%
Frontier Diversified Fund - Class 2	88	3.95%
Frontier Diversified Fund - Class 3	66	0.49%
Frontier Long/Short Commodity Fund - Class 2A	54	16.24%
Frontier Long/Short Commodity Fund - Class 3A	18	1.01%
Frontier Masters Fund - Class 2	47	4.12%
Frontier Masters Fund - Class 3	-	0.00%

*	The Managing Owner is required to maintain at least a 1% interest in the aggregate capital as well as in certain series, profits and losses of the Trust. The Managing Owner’s interest of $64,331 in the aggregate capital of the Trust of $6,359,290 on February 28, 2025 is 1.01%.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed to Frontier Fund Management LLC, the Managing Owner of the Trust, for professional services provided by Spicer Jeffries LLP, the Trust’s independent registered public accounting firm, for the years ended December 31, 2024 and 2023. In accordance with the prospectus of the Trust, the Managing Owner has agreed to pay all costs of the Trust, and the Trust therefore bears no direct obligation to its independent registered public accounting firm.

FEE CATEGORY	2024	2023
Audit Fees(1)	$105,000	$105,000
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$15,000	$15,000
All Other Fees(4)	$-	$-
TOTAL FEES	$120,000	$120,000

(1)	Audit Fees consist of fees for professional services rendered for the audit of the Trust’s financial statements and review of financial statements included in the Trust’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees for assurance and related services by Spicer Jeffries LLP that are reasonably related to the performance of the audit or review of the Trust’s financial statements and are not reported under “Audit Fees,” above.

(3)	Tax Fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.

(4)	All Other Fees consist of any fees not otherwise reported in this table

The Managing Owner approved all the services provided by Spicer Jeffries LLP to the Trust described above. The Managing Owner has determined that the payments made to Spicer Jeffries LLP for these services during 2024 and 2023 are compatible with maintaining that firm’s independence. The Managing Owner pre-approves all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (2)	The response to these portions of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

1.1	Form of selling agent Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents****

1.2	Form of Amendment Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents**

1.3	Form of Amendment Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents***

1.4	Form of Amendment Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents***

1.5	Form of Amendment Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents****

1.6	Form of Amendment Agreement among the Registrant, Frontier Fund Management, LLC and the selling agents****

4.1	Restated Declaration of Trust and Second Amended and Restated Trust and Trust Agreement of the Registrant +++

4.11	First Amendment to Second Amended and Restated Trust and Trust Agreement of the Registrant++++

4.2	Form of Subscription Agreement (annexed to the Prospectus as Exhibit B)****

4.3	Form of Exchange Request (annexed to the Prospectus as Exhibit C)****

4.4	Form of Request for Redemption (annexed to the Prospectus as Exhibit D)****

4.5	Form of Request for Additional Subscription (annexed to the Prospectus as Exhibit E)****

4.6	Form of Application for Transfer of Ownership / Re-registration Form (annexed to the Prospectus as Exhibit F)****

4.7	Form of Privacy Notice (annexed to the Prospectus as Exhibit G)****

4.8	Description of Registrant’s Securities ####

10.21	Form of Brokerage Agreement between each Trading Company and Banc of America Futures Incorporated*

10.22	Form of Brokerage Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London**

10.23	Form of Brokerage Agreement between each Trading Company and Man Financial Inc. ***

10.24	Form of Amendment Agreement between the Managing Owner, acting as agent on behalf of certain Trading Companies, and Deutsche Bank AG London***

10.3	Form of Advisory Agreement among the Registrant, the Trading Company, Frontier Fund Management LLC, and each Trading Advisor****

10.32	Form of License Agreement among Jefferies Financial Products, LLC, Reuters America LLC, the Registrant and Frontier Fund Management LLC***

10.33	Form of License Agreement among Jefferies Financial Products, the Registrant and Frontier Fund Management LLC***

10.34	Form of Guaranty made by Jefferies Group, Inc. in favor of Frontier Trading Company VIII, LLC***

10.35	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Currency Series of the Registrant***

10.37	Form of International Swaps and Derivatives Association Master Agreement, including all Schedules thereto and the Credit Support Annex thereto entered into for the Frontier Balanced Fund of the Registrant+

10.4	Form of Cash Management Agreement between Frontier Fund Management LLC and Merrill Lynch**

10.41	Form of Cash Management Agreement between Frontier Fund Management LLC and STW Fixed Income Management Ltd.***

10.5	Form of single-member limited liability company operating agreement governing each Trading Company***

10.6	Form of Platform Agreement among Galaxy Plus Fund LLC, Gemini Alternative Funds, LLC and the Trust#

10.7	Form of Fund Services Agreement between the Trust and Gemini Fund Services, LLC##

10.8	Form of Administrative Services Agreement between Gemini Hedge Fund Services, LLC and the Managing Owner###

21.1	Subsidiaries of Registrant. (filed herewith)

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

31.2	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002. (furnished herewith)

99.1	Prospectus of Frontier Funds ++

101.INS^	Inline XBRL Instance Document.

101.SCH^	Inline XBRL Taxonomy Extension Schema Document.

101.CAL^	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF^	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB^	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE^	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104^	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed as like-numbered exhibit to the initial filing or the first, second, third or fourth pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-108397 and incorporated by reference herein.

**	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first or second post-effective amendment to Registration Statement No. 333-119596 and incorporated by reference herein.

***	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-129701 and incorporated by reference herein.

****	Previously filed as like-numbered exhibit to the initial filing or the first pre-effective amendment or the first post-effective amendment to Registration Statement No. 333-140240 and incorporated by reference herein.

+	Previously filed as like-numbered exhibit on Form 10-Q for the period ended June 30, 2008.

++	Previously filed on February 11, 2019 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-210313).

+++	Previously filed as Exhibit 3.2 on Form 8-K, filed on December 11, 2013.

++++	Previously filed as Exhibit 4.1 on Form 8-K, filed on March 10, 2017.

#	Previously filed as Exhibit 10.1 on Form 8-K, filed on October 19, 2016.

##	Previously filed as Exhibit 10.2 on Form 8-K, filed on October 19, 2016.

###	Previously filed as Exhibit 10.3 on Form 8-K, filed on October 19, 2016.

####	Previously filed as Exhibit 4.8 on Form 10-K for the period ended December 31, 2019, filed on March 30, 2020.

^	Submitted electronically herewith.

(1)	These financial statements represent the consolidated financial statements of the Series of the Trust.

(2)	The Trust holds a majority of the equity interests in the various Trading Companies, which are the trading vehicles established for the various Series of Units of the Trust. In the financial statements of the Trust, Trading Companies in which a Series has a majority equity interest are consolidated by such Series, and investments in Trading Companies in which a Series does not have a controlling or majority interest are accounted for under the equity method of accounting, which approximates fair value and are carried in the statement of financial condition of such Series at fair value. In addition, financial statements of each of the unconsolidated Trading Companies are included in accordance with Rule 3-09 of Regulation S-X under the Securities Act of 1933, as amended. . Inclusion of these financial statements may or may not be required pursuant to Rule 3-09 of Regulation S-X under the Securities Act of 1933, financial statements of each consolidated Trading Company of the Trust are also included in the interest of providing a more complete presentation.

(3)	Financial statements of each of the Galaxy Plus entities are included in accordance with Rule 3-09 of Regulation S-X under the Securities Act of 1933, as amended. Inclusion of these financial statements may or may not be required pursuant to Rule 3-09 of Regulation S-X under the Securities Act of 1933, financial statements of the Galaxy Plus entities are also included in the interest of providing a more complete presentation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Executive Committee of Frontier Funds

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Frontier Diversified Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Balanced Fund, Frontier Select Fund, Frontier Global Fund, and Frontier Heritage Fund (collectively the “Series”) including the consolidated schedules of investments, as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in owners’ capital and cash flows for the years ended December 31, 2024, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Series as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Denver, Colorado

March 31, 2025

The Series of Frontier Funds

Consolidated Statements of Financial Condition

December 31, 2024 and December 31, 2023

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
	12/31/2024	12/31/2023	12/31/2024	12/31/2023	12/31/2024	12/31/2023
ASSETS
Cash and cash equivalents	$30,763	$98,119	$17,336	$25,514	$17,526	$50,991
U.S. Treasury securities, at fair value	1,945	5,543	1,096	1,441	1,108	2,881
Investments in private investment companies, at fair value	924,439	1,386,373	269,394	341,384	239,475	675,568
Investments in unconsolidated trading companies, at fair value	23,131	33,061	13,036	8,598	13,179	17,181
Interest receivable	160	386	90	100	91	201

Total Assets	$980,438	$1,523,482	$300,952	$377,037	$271,379	$746,822

LIABILITIES & CAPITAL

LIABILITIES
Interest payable to Managing Owner	$-	$-	$-	$-	$18	$40
Redemptions payable	-	21,822	-	2,601	-	485
Service fees payable to Managing Owner	30	46	15	17	3	8
Trading fees payable to Managing Owner	3,057	4,735	1,767	2,617	695	1,896
Subscriptions in advance for service fee rebates	22,650	22,650	31,725	31,725	393	393
Other liabilities	363	441	204	115	205	231

Total Liabilities	26,100	49,694	33,711	37,075	1,314	3,053

CAPITAL
Managing Owner - Class 2	5,409	6,030	3,110	3,523	317	492
Managing Owner - Class 2a	-	-	-	-	3,909	6,271
Managing Owner - Class 3	7,684	9,964	-	838	-	-
Managing Owner - Class 3a	-	-	-	-	607	923
Limited Owner - Class 2	131,392	195,936	64,129	72,663	4,984	7,743
Limited Owner - Class 2a	-	-	-	-	8,890	33,166
Limited Owner - Class 3	809,853	1,261,858	200,002	262,938	191,887	590,578
Limited Owner - Class 3a	-	-	-	-	59,471	104,596

Total Owners’ Capital	954,338	1,473,788	267,241	339,962	270,065	743,769

Total Capital	954,338	1,473,788	267,241	339,962	270,065	743,769

Total Liabilities and Capital	$980,438	$1,523,482	$300,952	$377,037	$271,379	$746,822

Units Outstanding
Class 2	2,237	2,962	1,165	1,165	113	113
Class 2a	N/A	N/A	N/A	N/A	403	816
Class 3	14,128	19,765	3,648	4,257	3,906	7,739
Class 3a	N/A	N/A	N/A	N/A	1,777	2,052

Net Asset Value per Unit
Class 2	$61.16	$68.18	$57.71	$65.39	$46.82	$72.74
Class 2a	N/A	N/A	N/A	N/A	$31.72	$48.36
Class 3	$57.87	$64.35	$54.82	$61.96	$49.12	$76.31
Class 3a	N/A	N/A	N/A	N/A	$33.81	$51.42

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Financial Condition

December 31, 2024 and December 31, 2023

	Frontier Balanced Fund		Frontier Select Fund
	12/31/2024	12/31/2023	12/31/2024	12/31/2023
ASSETS
Cash and cash equivalents	$76,744	$230,796	$23,606	$91,807
U.S. Treasury securities, at fair value	4,851	13,038	1,492	5,186
Receivable from futures commission merchants	-	769,384	-	-
Investments in private investment companies, at fair value	3,616,091	4,430,486	563,791	688,250
Investments in unconsolidated trading companies, at fair value	57,707	77,766	17,750	30,934
Interest receivable	400	909	123	362

Total Assets	$3,755,793	$5,522,379	$606,762	$816,539

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$-	$14,434	$-	$-
Incentive fees payable to Managing Owner	-	692	-	-
Management fees payable to Managing Owner	-	2,440	-	-
Interest payable to Managing Owner	700	995	215	308
Service fees payable to Managing Owner	5,929	8,793	1,478	1,878
Trading fees payable to Managing Owner	13,196	20,160	2,202	2,305
Risk analysis fees payable	-	11,307	-	-
Subscriptions in advance for service fee rebates	416,816	405,698	22,838	22,558
Other liabilities	907	735	276	415

Total Liabilities	437,548	465,254	27,009	27,464

CAPITAL
Managing Owner - Class 2	29,935	34,646	6,712	8,611
Managing Owner - Class 2a	13,359	18,194	-	-
Limited Owner - Class 1	2,478,195	3,815,001	541,125	733,700
Limited Owner - Class 1AP	42,095	48,720	6,004	7,018
Limited Owner - Class 2	620,599	855,248	25,912	39,746
Limited Owner - Class 3a	134,062	285,316	-	-

Total Owners’ Capital	3,318,245	5,057,125	579,753	789,075

Total Capital	3,318,245	5,057,125	579,753	789,075

Total Liabilities and Capital	$3,755,793	$5,522,379	$606,762	$816,539

Units Outstanding
Class 1	47,196	60,916	14,181	15,961
Class 1AP	587	587	115	115
Class 2	6,726	7,950	471	598
Class 2a	158	187	N/A	N/A
Class 3a	1,595	2,938	N/A	N/A

Net Asset Value per Unit
Class 1	$52.51	$62.63	$38.16	$45.97
Class 1AP	$71.72	$83.01	$52.17	$60.98
Class 2	$96.71	$111.93	$69.23	$80.92
Class 2a	$84.35	$97.44	N/A	N/A
Class 3a	$84.06	$97.10	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Financial Condition

December 31, 2024 and December 31, 2023

	Frontier Global Fund		Frontier Heritage Fund
	12/31/2024	12/31/2023	12/31/2024	12/31/2023
ASSETS
Cash and cash equivalents	$43,072	$85,804	$56,774	$88,561
U.S. Treasury securities, at fair value	2,723	4,847	3,589	5,003
Investments in private investment companies, at fair value	985,419	1,156,895	1,149,833	1,634,716
Investments in unconsolidated trading companies, at fair value	32,387	28,911	42,692	29,840
Interest receivable	224	338	296	349

Total Assets	$1,063,825	$1,276,795	$1,253,184	$1,758,469

LIABILITIES & CAPITAL

LIABILITIES
Interest payable to Managing Owner	$321	$420	$425	$436
Service fees payable to Managing Owner	2,105	2,704	2,495	3,484
Trading fees payable to Managing Owner	3,984	5,301	4,540	6,943
Subscriptions in advance for service fee rebates	166,099	164,567	90,620	86,405
Other liabilities	508	387	673	401

Total Liabilities	173,017	173,379	98,753	97,669

CAPITAL
Managing Owner - Class 2	10,129	11,205	13,334	17,591
Limited Owner - Class 1	859,439	1,069,125	1,064,870	1,483,520
Limited Owner - Class 1AP	-	-	7,282	9,007
Limited Owner - Class 2	21,240	23,086	68,945	150,682

Total Owners’ Capital	890,808	1,103,416	1,154,431	1,660,800

Total Capital	890,808	1,103,416	1,154,431	1,660,800

Total Liabilities and Capital	$1,063,825	$1,276,795	$1,253,184	$1,758,469

Units Outstanding
Class 1	7,152	7,943	12,751	13,937
Class 1AP	-	-	64	64
Class 2	153	154	539	890

Net Asset Value per Unit
Class 1	$120.17	$134.60	$83.51	$106.45
Class 1AP	N/A	N/A	$114.16	$141.20
Class 2	$204.73	$222.53	$152.78	$188.97

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedule of Investments

December 31, 2024

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
	Fair	% of Total Capital	Fair	% of Total Capital	Fair	% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)	Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$200,783	21.04%	$-	0.00%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	107,734	11.29%	-	0.00%	-	0.00%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	97,625	10.23%	48,601	18.19%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	215,875	22.62%	-	0.00%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	204,509	21.43%	177,375	66.37%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	97,913	10.26%	43,418	16.25%	86,661	32.09%
Galaxy Plus Fund - Rosetta Program Feeder Fund (522) LLC (formerly known as Galaxy Plus Fund - LRR Feeder Fund (522) LLC)	-	0.00%	-	0.00%	152,814	56.58%
Total Private Investment Companies	$924,439	96.87%	$269,394	100.81%	$239,475	88.67%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$23,131	2.42%	$13,036	4.88%	$13,179	4.88%
Total Investment in Unconsolidated Trading Companies	$23,131	2.42%	$13,036	4.88%	$13,179	4.88%

U.S. TREASURY SECURITIES (1)
	Fair Value		Fair Value		Fair Value
US Treasury Note 6.875% due 08/15/2025	$1,945	0.20%	$1,096	0.41%	$1,108	0.41%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value
US Treasury Note 6.875% due 08/15/2025 (1)	$1,909		$1,076		$1,088

Additional Disclosure on U.S. Treasury Securities	Cost		Cost		Cost
US Treasury Note 6.875% due 08/15/2025 (1)	$2,035		$1,147		$1,160

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedule of Investments

December 31, 2024

	Frontier		Frontier
	Balanced Fund		Select Fund
	Fair	% of Total Capital	Fair	% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$267,881	8.07%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	462,054	13.92%	-	0.00%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	500,760	15.09%	333,552	57.53%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	780,969	23.54%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,082,825	32.63%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	293,875	8.86%	140,978	24.32%
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	227,727	6.86%	89,261	15.40%
Total Private Investment Companies	$3,616,091	108.97%	$563,791	97.25%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$57,707	1.74%	$17,750	3.06%
Total Investment in Unconsolidated Trading Companies	$57,707	1.74%	$17,750	3.06%

U.S. TREASURY SECURITIES (1)
	Fair Value		Fair Value
US Treasury Note 6.875% due 08/15/2025	$4,851	0.15%	$1,492	0.26%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value
US Treasury Note 6.875% due 08/15/2025 (1)	$4,764		$1,465

Additional Disclosure on U.S. Treasury Securities	Cost		Cost
US Treasury Note 6.875% due 08/15/2025 (1)	$5,078		$1,562

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedule of Investments

December 31, 2024

	Frontier		Frontier
	Global Fund		Heritage Fund
	Fair	% of Total Capital	Fair	% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$985,419	110.62%	$793,570	68.74%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	-	130,134	11.27%
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	-	-	226,129	19.59%
Total Private Investment Companies	$985,419	110.62%	$1,149,833	99.60%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$32,387	3.64%	$42,692	3.70%
Total Investment in Unconsolidated Trading Companies	$32,387	3.64%	$42,692	3.70%

U.S. TREASURY SECURITIES (1)
	Fair Value		Fair Value
US Treasury Note 6.875% due 08/15/2025	$2,723	0.31%	$3,589	0.31%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value
US Treasury Note 6.875% due 08/15/2025 (1)	$2,674		$3,524

Additional Disclosure on U.S. Treasury Securities	Cost		Cost

US Treasury Note 6.875% due 08/15/2025 (1)	$2,850		$3,756

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

December 31, 2023

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$181,025	12.28%	$-	0.00%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	117,743	7.99%	-	0.00%	-	0.00%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	107,501	7.29%	83,565	24.58%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	403,570	27.38%	-	0.00%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	332,437	22.56%	184,610	54.30%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	244,097	16.56%	73,209	21.53%	195,171	26.24%
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC	-	0.00%	-	0.00%	149,233	20.06%
Galaxy Plus Fund - Rosetta Program Feeder Fund (522) LLC (formerly known as Galaxy Plus Fund - LRR Feeder Fund (522) LLC)	-	0.00%	-	0.00%	331,164	44.53%
Total Private Investment Companies	$1,386,373	94.06%	$341,384	100.41%	$675,568	90.83%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$33,061	2.24%	$8,598	2.53%	$17,181	2.31%
Total Investment in Unconsolidated Trading Companies	$33,061	2.24%	$8,598	2.53%	$17,181	2.31%

U.S. TREASURY SECURITIES (1)
	Fair Value		Fair Value		Fair Value
US Treasury Note 6.875% due 08/15/2025	$5,543	0.38%	$1,441	0.42%	$2,881	0.39%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value
US Treasury Note 6.875% due 08/15/2025 (1)	$5,333		$1,387		$2,771

Additional Disclosure on U.S. Treasury Securities	Cost		Cost		Cost
US Treasury Note 6.875% due 08/15/2025 (1)	$5,684		$1,478		$2,954

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

December 31, 2023

	Frontier Balanced Fund		Frontier Select Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
SHORT FUTURES CONTRACTS*
Various base metals futures contracts (U.S.)	$(14,434)	-0.29%	$-	0.00%
Total Short Futures Contracts	$(14,434)	-0.29%	$-	0.00%
Total Open Trade Equity (Deficit)	$(14,434)	-0.29%	$-	0.00%

PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$256,616	5.07%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	510,709	10.10%	-	0.00%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	573,404	11.34%	322,247	40.84%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,174,679	23.23%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,255,982	24.84%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	659,096	13.03%	366,003	46.38%
Total Private Investment Companies	$4,430,486	87.61%	$688,250	87.22%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$77,766	1.54%	$30,934	3.92%
Total Investment in Unconsolidated Trading Companies	$77,766	1.54%	$30,934	3.92%

U.S. TREASURY SECURITIES (1)
	Fair Value		Fair Value

US Treasury Note 6.875% due 08/15/2025	$13,038	0.26%	$5,186	0.66%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value

US Treasury Note 6.875% due 08/15/2025 (1)	$12,543		$4,990

Additional Disclosure on U.S. Treasury Securities	Cost		Cost

US Treasury Note 6.875% due 08/15/2025 (1)	$13,370		$5,319

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

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

The Series of Frontier Funds

Consolidated Statements of Operations

For the Years Ended December 31, 2024, 2023, 2022

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	12/31/2024	12/31/2023	12/31/2022	12/31/2024	12/31/2023	12/31/2022	12/31/2024	12/31/2023	12/31/2022

Investment income:
Interest - net	$3,987	$4,856	$6,281	$1,602	$2,575	$2,815	$2,084	$3,665	$3,427

Total Income	3,987	4,856	6,281	1,602	2,575	2,815	2,084	3,665	3,427

Expenses:
Incentive Fees (rebate)	-	-	(13,788)	-	-	-	-	(5,126)	-
Service Fees - Class 1	463	797	1,128	207	310	563	54	164	270
Due Diligence Fees	1,568	2,590	4,073	425	641	1,004	128	281	450
Trading Fees	47,393	80,028	123,260	26,822	36,622	55,575	13,422	30,053	41,502

Total Expenses	49,424	83,415	114,673	27,454	37,573	57,142	13,604	25,372	42,222

Investment (loss) - net	(45,437)	(78,559)	(108,392)	(25,852)	(34,998)	(54,327)	(11,520)	(21,707)	(38,795)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	33,844	(689,973)	168,307	5,503	(184,930)	192,089	122,606	(391,844)	243,664
Net realized gain/(loss) on private investment companies	(73,163)	28,768	251,470	(7,604)	16,030	89,888	(296,581)	(3,650)	56,892
Net realized gain/(loss) on U.S. Treasury securities	(1,856)	(4,347)	(7,623)	(749)	(2,274)	(3,779)	(1,160)	(3,178)	(5,686)
Net unrealized gain/(loss) on U.S. Treasury securities	62	(317)	(2,303)	21	(798)	(89)	33	(4,078)	(653)
Change in fair value of investments in unconsolidated trading companies	(3,120)	(1,912)	22,808	(1,346)	1,339	8,287	(383)	9,033	12,989

Net gain/(loss) on investments	(44,233)	(667,781)	432,659	(4,175)	(170,633)	286,396	(175,485)	(393,717)	307,206

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(89,670)	(746,340)	324,267	(30,027)	(205,631)	232,069	(187,005)	(415,424)	268,411

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(89,670)	$(746,340)	$324,267	$(30,027)	$(205,631)	$232,069	$(187,005)	$(415,424)	$268,411

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Class 2	$(7.02)	$(28.19)	$7.39	$(7.68)	$(29.25)	$24.47	$(25.92)	$(36.91)	$19.68
Class 2a	N/A	N/A	N/A	N/A	N/A	N/A	$(16.64)	$(23.57)	$13.18
Class 3	$(6.48)	$(26.37)	$7.16	$(7.14)	$(27.49)	$23.30	$(27.19)	$(38.72)	$20.65
Class 3a	N/A	N/A	N/A	N/A	N/A	N/A	$(17.61)	$(24.87)	$14.13

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Operations

For the Years Ended December 31, 2024, 2023, 2022

	Frontier Balanced Fund			Frontier Select Fund
	12/31/2024	12/31/2023	12/31/2022	12/31/2024	12/31/2023	12/31/2022

Investment income:
Interest - net	$521	$4,784	$-	$-	$-	$-

Total Income/(loss)	521	4,784	-	-	-	-

Expenses:
Incentive Fees (rebate)	-	-	213,064	-	-	-
Interest - net	-	-	1,626	-	-	-
Management Fees	-	16,237	18,115	-	-	-
Service Fees - Class 1	105,197	163,312	263,174	21,200	30,349	53,197
Risk analysis Fees	-	6,391	5,434	-	-	-
Trading Fees	214,034	316,070	475,553	31,106	35,241	60,136

Total Expenses	319,231	502,010	976,966	52,306	65,590	113,333

Investment (loss) - net	(318,710)	(497,226)	(976,966)	(52,306)	(65,590)	(113,333)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	-	(322,226)	807,627	-	-	-
Net unrealized gain/(loss) on private investment companies	(161,431)	(2,487,297)	1,673,486	(70,057)	(514,228)	345,213
Net realized gain/(loss) on private investment companies	(74,921)	176,701	666,011	5,594	73,108	(42,378)
Net change in open trade equity/(deficit)	-	(16,104)	(13,166)	-	-	-
Net realized gain/(loss) on U.S. Treasury securities	(4,951)	(12,643)	(27,240)	(1,487)	(3,410)	(4,946)
Net unrealized gain/(loss) on U.S. Treasury securities	(26)	(1,105)	8,388	36	(1,243)	(454)
Trading commissions	-	(10,773)	(8,536)	-	-	-
Change in fair value of investments in unconsolidated trading companies	(11,820)	(5,357)	44,604	(1,083)	2,162	11,659

Net gain/(loss) on investments	(253,149)	(2,678,804)	3,151,174	(66,997)	(443,611)	309,094

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(571,859)	(3,176,030)	2,174,208	(119,303)	(509,201)	195,761

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(571,859)	$(3,176,030)	$2,174,208	$(119,303)	$(509,201)	$195,761

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(10.12)	$(36.54)	$16.35	$(7.81)	$(25.26)	$7.84
Class 1AP	$(11.29)	$(44.55)	$24.18	$(8.81)	$(30.73)	$12.50
Class 2	$(15.22)	$(60.08)	$32.61	$(11.69)	$(40.78)	$16.60
Class 2a	$(13.09)	$(52.03)	$28.49	N/A	N/A	N/A
Class 3a	$(13.04)	$(51.86)	$28.39	N/A	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Operations

For the Years Ended December 31, 2024, 2023, 2022

	Frontier Global Fund			Frontier Heritage Fund
	12/31/2024	12/31/2023	12/31/2022	12/31/2024	12/31/2023	12/31/2022

Investment income:
Interest - net	$-	$-	$-	$-	$-	$-

Total Income	-	-	-	-	-	-

Expenses:
Service Fees - Class 1	35,061	53,005	84,304	41,455	63,432	92,170
Trading Fees	64,999	97,276	148,079	71,470	105,647	140,566

Total Expenses	100,060	150,281	232,383	112,925	169,079	232,736

Investment (loss) - net	(100,060)	(150,281)	(232,383)	(112,925)	(169,079)	(232,736)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	(92,041)	(992,864)	962,203	(271,069)	(951,657)	906,091
Net realized gain/(loss) on private investment companies	114,253	605,108	671,439	85,696	290,112	461,959
Net realized gain/(loss) on U.S. Treasury securities	(1,723)	3,229	(6,920)	(2,077)	(2,930)	(6,217)
Net unrealized gain/(loss) on U.S. Treasury securities	21	948	(1,779)	36	6,298	(1,944)
Change in fair value of investments in unconsolidated trading companies	(3,719)	(21,944)	18,002	(5,047)	(21,537)	16,570

Net gain/(loss) on investments	16,791	(405,523)	1,642,945	(192,461)	(679,714)	1,376,459

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(83,269)	(555,804)	1,410,562	(305,386)	(848,793)	1,143,723

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(83,269)	$(555,804)	$1,410,562	$(305,386)	$(848,793)	$1,143,723

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(14.43)	$(50.67)	$75.82	$(22.94)	$(47.69)	$50.71
Class 1AP	N/A	N/A	N/A	$(27.04)	$(57.22)	$69.23
Class 2	$(17.80)	$(74.72)	$126.85	$(36.19)	$(76.58)	$92.64

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2024, 2023, 2022

	Frontier Diversified Fund						Frontier Masters Fund
	Class 2	Class 2	Class 3	Class 3	Non-		Class 2	Class 2	Class 3	Class 3	Non-
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2021	$7,870	$373,647	$22,677	$2,628,946	$-	$3,033,140	$3,781	$194,618	$3,933	$505,342	$-	$707,674

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	-	(15,125)	(4,800)	(473,510)	-	$(493,435)	-	(69,840)	(3,150)	(170,633)	-	(243,623)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	653	34,134	2,556	286,924	-	324,267	1,319	52,324	1,431	176,995	-	232,069

Owners’ Capital, December 31, 2022	$8,523	$392,656	$20,433	$2,442,360	$-	$2,863,972	$5,100	$177,102	$2,214	$511,704	$-	$696,120

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	-	(97,165)	(5,500)	(541,179)	-	(643,844)	-	(55,886)	(900)	(93,741)	-	(150,527)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(2,493)	(99,555)	(4,969)	(639,323)	-	(746,340)	(1,577)	(48,553)	(476)	(155,025)	-	(205,631)

Owners’ Capital, December 31, 2023	$6,030	$195,936	$9,964	$1,261,858	$-	$1,473,788	$3,523	$72,663	$838	$262,938	$-	$339,962
Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	-	(52,473)	(1,400)	(375,907)	-	(429,780)	-	-	(830)	(41,864)	-	(42,694)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease)
in Owners’
Capital resulting
from operations attributable to controlling interests	(621)	(12,071)	(880)	(76,098)	-	(89,670)	(413)	(8,534)	(8)	(21,072)	-	(30,027)

Owners’ Capital, December 31, 2024	$5,409	$131,392	$7,684	$809,853	$-	$954,338	$3,110	$64,129	$-	$200,002	$-	$267,241

Owners’ Capital - Units, December 31, 2021	89	4,199	271	31,462	-	36,021	53	2,775	60	7,639	-	10,527
Sale of Units (including transfers)	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units (including transfers)	-	(125)	(46)	(4,541)	-	(4,712)	-	(903)	(35)	(1,919)	-	(2,857)
Owners’ Capital - Units, December 31, 2022	89	4,074	225	26,921	-	31,309	53	1,872	25	5,720	-	7,670

Sale of Units (including transfers)	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units (including transfers)	-	(1,201)	(70)	(7,311)	-	(8,582)	-	(760)	(11)	(1,477)	-	(2,248)
Owners’ Capital - Units, December 31, 2023	89	2,873	155	19,610	-	22,727	53	1,112	14	4,243	-	5,422

Sale of Units (including transfers)	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units (including transfers)	-	(725)	(22)	(5,615)	-	(6,362)	-	-	(14)	(595)	-	(609)
Owners’ Capital - Units, December 31, 2024	89	2,148	133	13,995	-	16,365	53	1,112	-	3,648	-	4,813

Net asset value per unit at December 31, 2021		$88.98		$83.56				$70.17		$66.15

Change in net asset value per unit for the year ended December 31, 2022		7.39		7.16				24.47		23.30

Net asset value per unit at December 31, 2022		$96.37		$90.72				$94.64		$89.45

Change in net asset value per unit for the year ended December 31, 2023		(28.19)		(26.37)				(29.25)		(27.49)

Net asset value per unit at December 31, 2023		$68.18		$64.35				$65.39		$61.96

Change in net asset value per unit for the year ended December 31, 2024		$(7.02)		$(6.48)				$(7.68)		$(7.14)

Net asset value per unit at December 31, 2024		$61.16		$57.87				$57.71		$54.82

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2024, 2023, 2022

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 2a		Class 3a		Non-
	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total

Owners’ Capital, December 31, 2021	$4,121	$21,045	$923,058	$7,619	$76,239	$1,116	$207,126	$-	$1,240,324

Redemption of Units	(2,000)	-	(120,894)	-	(12,788)	-	(10,780)	-	(146,462)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’	-	-	-	-	-	-	-	-	-
Capital resulting from operations attributable to controlling interests	944	4,603	195,931	1,709	17,238	253	47,733	-	268,411

Owners’ Capital, December 31, 2022	$3,065	$25,648	$998,095	$9,328	$80,689	$1,369	$244,079	$-	$1,362,273

Sale of Units	-	-	-	-	-	-	-	-	-
Redemption of Units	(1,850)	(11,488)	(91,605)	-	(24,666)	-	(73,471)	-	(203,080)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’	-	-	-	-	-	-	-	-	-
Capital resulting from operations attributable to controlling interests	(723)	(6,417)	(315,912)	(3,057)	(22,857)	(446)	(66,012)	-	(415,424)

Owners’ Capital, December 31, 2023	$492	$7,743	$590,578	$6,271	$33,166	$923	$104,596	$-	$743,769

Sale of Units	-	-	-	-	-	-	-	-	-
Redemption of Units	-	-	(256,605)	(300)	(18,188)	-	(11,606)	-	(286,699)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’	-	-	-	-	-	-	-	-	-
Capital resulting from operations attributable to controlling interests	(175)	(2,759)	(142,086)	(2,062)	(6,088)	(316)	(33,519)	-	(187,005)

Owners’ Capital, December 31, 2024	$317	$4,984	$191,887	$3,909	$8,890	$607	$59,471	$-	$270,065

Owners’ Capital - Units, December 31, 2021	46	234	9,780	129	1,299	18	3,333	-	14,839
Sale of Units (including transfers)	-	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(18)	-	(1,103)	-	(177)	-	(134)	-	(1,432)
Owners’ Capital - Units, December 31, 2022	28	234	8,677	129	1,122	18	3,199	-	13,407
Sale of Units (including transfers)	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(21)	(128)	(938)	-	(435)	-	(1,165)	-	(2,687)
Owners’ Capital - Units, December 31, 2023	7	106	7,739	129	687	18	2,034	-	10,720

Sale of Units (including transfers)	-	-	-	-	-	-	-	-	-
Redemption of Units (including transfers)	-	-	(3,833)	(6)	(407)	-	(275)	-	(4,521)

Owners’ Capital - Units, December 31, 2024	7	106	3,906	123	280	18	1,759	-	6,199

Net asset value per unit at December 31, 2021		$89.97	$94.38		$58.75		$62.16

Change in net asset value per unit for the year ended December 31, 2022		19.68	20.65		13.18		14.13

Net asset value per unit at December 31, 2022		$109.65	$115.03		$71.93		$76.29

Change in net asset value per unit for the year ended December 31, 2023		(36.91)	(38.72)		(23.57)		(24.87)

Net asset value per unit at December 31, 2023		$72.74	$76.31		$48.36		$51.42
Change in net asset value per unit for the year ended December 31, 2024		$(25.92)	$(27.19)		$(16.64)		$(17.61)

Net asset value per unit at December 31, 2024		$46.82	$49.12		$31.72		$33.81

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2024, 2023, 2022

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a	Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Controlling Interests	Total
Owners’ Capital, December 31, 2021	$7,471,841	$66,027	$43,148	$1,489,930	$56,328	$-	$381,759	$-	$9,509,033

Redemption of Units (including transfers)	(2,018,252)	(7,580)	-	(302,031)	(28,650)	-	-	-	(2,356,513)

Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	1,680,556	16,422	10,094	361,645	15,604	-	89,887	-	2,174,208

Owners’ Capital, December 31, 2022	$7,134,145	$74,869	$53,242	$1,549,544	$43,282	$-	$471,646	$-	$9,326,728

Redemption of Units (including transfers)	(853,070)	-	-	(199,732)	(13,000)	-	(27,771)	-	(1,093,573)

Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(2,466,074)	(26,149)	(18,596)	(494,564)	(12,088)	-	(158,559)	-	(3,176,030)

Owners’ Capital, December 31, 2023	$3,815,001	$48,720	$34,646	$855,248	$18,194	$-	$285,316	$-	$5,057,125

Redemption of Units	(879,719)	-	-	(155,513)	(2,750)	-	(129,039)	-	(1,167,021)

Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(457,087)	(6,625)	(4,711)	(79,136)	(2,085)	-	(22,215)	-	(571,859)

Owners’ Capital, December 31, 2024	$2,478,195	$42,095	$29,935	$620,599	$13,359	$-	$134,062	$-	$3,318,245

Owners’ Capital - Units, December 31, 2021	90,219	639	310	10,688	466	-	3,166	-	105,488

Redemption of Units (including transfers)	(18,283)	(52)	-	(1,680)	(176)	-	-	-	(20,191)

Owners’ Capital - Units, December 31, 2022	71,936	587	310	9,008	290	-	3,166	-	85,297

Redemption of Units (including transfers)	(11,020)	-	-	(1,368)	(103)	-	(228)	-	(12,719)

Owners’ Capital - Units, December 31, 2023	60,916	587	310	7,640	187	-	2,938	-	72,578

Sale of Units (including transfers)	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(13,720)	-	-	(1,224)	(29)	-	(1,343)	-	(16,316)

Owners’ Capital - Units, December 31, 2024	47,196	587	310	6,416	158	-	1,595		56,262

Net asset value per unit at December 31, 2021	$82.82	$103.38		$139.40		$120.98	$120.57

Change in net asset value per unit for the year ended December 31, 2022	16.35	24.18		32.61		28.49	28.39

Net asset value per unit at December 31, 2022	$99.17	$127.56		$172.01		$149.47	$148.96

Change in net asset value per unit for the year ended December 31, 2023	(36.54)	(44.55)		(60.08)		(52.03)	(51.86)

Net asset value per unit at December 31, 2023	$62.63	$83.01		$111.93		$97.44	$97.10

Change in net asset value per unit for the year ended December 31, 2024	$(10.12)	$(11.29)		$(15.22)		$(13.09)	$(13.04)

Net asset value per unit at December 31, 2024	$52.51	$71.72		$96.71		$84.35	$84.06

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital

For the Years Ended December 31, 2024, 2023, 2022

	Frontier Select Fund						Frontier Global Fund					Frontier Heritage Fund
	Class 1	Class 1AP	Class 2		Non-		Class 1	Class 2		Non-		Class 1	Class 1AP	Class 2		Non-
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Controlling Interests	Total
Owners’ Capital, December 31, 2021	$1,334,518	$10,259	$14,981	$56,112	$-	$1,415,870	$1,926,328	$25,029	$159,984	$-	$2,111,341	$2,119,250	$8,242	$23,919	$170,897	$-	$2,322,308

Payment made by Related Party	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	(100,095)	(1,330)	(2,400)	(5,200)	-	(109,025)	(540,252)	(12,500)	(140,948)	-	(693,700)	(316,598)	-	(5,800)	(57,276)	-	(379,674)
Change in control of ownership - Trading Companies	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Operations attributable to non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	182,690	1,625	2,587	8,859	-	195,761	1,303,049	16,292	91,221	-	1,410,562	1,028,180	4,415	13,006	98,122	-	1,143,723

Owners’ Capital, December 31, 2022	$1,417,113	$10,554	$15,168	$59,771	$-	$1,502,606	$2,689,125	$28,821	$110,257	$-	$2,828,203	$2,830,832	$12,657	$31,125	$211,743	$-	$3,086,357

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	(202,580)	-	(1,750)	-	-	(204,330)	(1,085,295)	(13,100)	(70,588)	-	(1,168,983)	(571,014)	-	(5,750)	-	-	(576,764)
Operations attributable to non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	(480,833)	(3,536)	(4,807)	(20,025)	-	(509,201)	(534,705)	(4,516)	(16,583)	-	(555,804)	(776,298)	(3,650)	(7,784)	(61,061)	-	(848,793)

Owners’ Capital, December 31, 2023	$733,700	$7,018	$8,611	$39,746	$-	$789,075	$1,069,125	$11,205	$23,086	$-	$1,103,416	$1,483,520	$9,007	$17,591	$150,682	$-	$1,660,800

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	(80,126)	-	(750)	(9,143)	-	(90,019)	(129,139)	(200)	-	-	(129,339)	(131,872)	-	(1,100)	(68,011)	-	(200,983)
Transfer of Units In(Out)	-	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Capital resulting from operations attributable to controlling interests	(112,449)	(1,014)	(1,149)	(4,691)	-	(119,303)	(80,547)	(876)	(1,846)	-	(83,269)	(286,778)	(1,725)	(3,157)	(13,726)	-	(305,386)

Owners’ Capital, December 31, 2024	$541,125	$6,004	$6,712	$25,912	$-	$579,753	$859,439	$10,129	$21,240	$-	$890,808	$1,064,870	$7,282	$13,334	$68,945	$-	$1,154,431

Owners’ Capital - Units, December 31, 2021	21,051	129	142	535	-	21,857	17,600	147	939	-	18,686	20,491	64	139	988	-	21,682

Sale of Units (including transfers)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(1,157)	(14)	(18)	(43)	-	(1,232)	(3,086)	(50)	(568)	-	(3,704)	(2,125)	-	(21)	(191)	-	(2,337)

Owners’ Capital - Units, December 31, 2022	19,894	115	124	492	-	20,625	14,514	97	371	-	14,982	18,366	64	118	797	-	19,345

Sale of Units (including transfers)	-	-	-	-	-	-				-	-
Redemption of Units (including transfers)	(3,933)	-	(18)	-	-	(3,951)	(6,571)	(47)	(267)	-	(6,885)	(4,429)	-	(25)	-	-	(4,454)

Owners’ Capital - Units, December 31, 2023	15,961	115	106	492	-	16,674	7,943	50	104	-	8,097	13,937	64	93	797	-	14,891

Sale of Units (including transfers)	-	-	-	-	-	-
							-	-	-	-	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(1,780)	-	(9)	(118)	-	(1,907)	(791)	(1)	-	-	(792)	(1,186)	-	(6)	(345)	-	(1,537)

Owners’ Capital - Units, December 31, 2024	14,181	115	97	374	-	14,767	7,152	49	104	-	7,305	12,751	64	87	452	-	13,354

Net asset value per unit at December 31, 2021	$63.39	$79.21		$105.10			$109.45		$170.40			$103.43	$129.19		$172.91

Change in net asset value per unit for the year ended December 31, 2022	7.84	12.50		16.60			75.82		126.85			50.71	69.23		92.64

Net asset value per unit at December 31, 2022	$71.23	$91.71		$121.70			$185.27		$297.25			154.14	198.42		265.55

Change in net asset value per unit for the year ended December 31, 2023	(25.26)	(30.73)		(40.78)			(50.67)		(74.72)			(47.69)	(57.22)		(76.58)

Net asset value per unit at December 31, 2023	$45.97	$60.98		$80.92			$134.60		$222.53			$106.45	$141.20		$188.97

Change in net asset value per unit for the year ended December 31, 2024	$(7.81)	$(8.81)		$(11.69)			$(14.43)		$(17.80)			$(22.94)	$(27.04)		$(36.19)

Net asset value per unit at December 31, 2024	$38.16	$52.17		$69.23			$120.17		$204.73			$83.51	$114.16		$152.78

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024, 2023, 2022

	Frontier Diversified Fund			Frontier Masters Fund			Frontier Long/Short Commodity Fund
	12/31/2024	12/31/2023	12/31/2022	12/31/2024	12/31/2023	12/31/2022	12/31/2024	12/31/2023	12/31/2022
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(89,670)	$(746,340)	$324,267	$(30,027)	$(205,631)	$232,069	$(187,005)	$(415,424)	$268,411
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	(5,702)	278,148	400,338	(3,356)	(69,188)	26,239	(4,087)	(77,331)	(43,649)
Net unrealized (gain)/loss on U.S. Treasury securities	(62)	317	2,303	(21)	798	89	(33)	4,078	653
Net realized (gain)/loss on U.S. Treasuries securities	1,856	4,347	7,623	749	2,274	3,779	1,160	3,178	5,686
Net unrealized (gain)/loss on private investment companies	(33,844)	689,973	(168,307)	(5,503)	184,930	(192,089)	(122,606)	391,844	(243,664)
Net realized (gain)/loss on private investment companies	73,163	(28,768)	(251,470)	7,604	(16,030)	(89,888)	296,581	3,650	(56,892)
(Purchases) sales of:
Sales of U.S. Treasury securities	3,519	261,948	180,769	1,371	145,804	107,457	2,649	183,546	181,323
(Purchases) of U.S. Treasury securities	-	(512,961)	(606,238)	-	(66,899)	(141,762)	-	(84,973)	(174,336)
U.S. Treasury interest and premium paid/amortized	3,987	4,856	6,281	1,602	2,575	2,815	2,084	3,665	3,427
(Purchases) of Private Investment Companies	(289,209)	(389,359)	(974,066)	(100,656)	(252,645)	(472,671)	(134,166)	(230,845)	(173,106)
Sale of Private Investment Companies	711,824	1,121,347	1,452,935	170,545	448,100	687,285	396,284	441,765	400,702
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	9,930	(4,390)	2,117	(4,438)	2,820	2,852	4,002	6,629	(16,269)
Interest receivable	226	665	(334)	10	319	(87)	110	672	(697)
Interest payable to Managing Owner	-	-	-	-	-	-	(22)	(13)	21
Trading fees payable to Managing Owner	(1,678)	(4,918)	436	(850)	(1,826)	561	(1,201)	(1,551)	40
Service fees payable to Managing Owner	(16)	(39)	2	(2)	(26)	-	(5)	(13)	2
Other liabilities	(78)	(1,289)	(2,108)	89	(573)	(1,091)	(26)	(1,206)	496

Net cash provided by (used in) operating activities	384,246	673,537	374,548	37,117	174,802	165,558	253,719	227,671	152,148

Cash Flows from Financing Activities:
Payment for redemption of units	(429,780)	(643,844)	(493,435)	(42,694)	(150,527)	(243,623)	(286,699)	(203,080)	(146,462)
Change in owner redemptions payable	(21,822)	21,822	-	(2,601)	(17,321)	19,922	(485)	(12,303)	(7,511)

Net cash provided by (used in) financing activities	(451,602)	(622,022)	(493,435)	(45,295)	(167,848)	(223,701)	(287,184)	(215,383)	(153,973)

Net increase (decrease) in cash and cash equivalents	(67,356)	51,515	(118,887)	(8,178)	6,954	(58,143)	(33,465)	12,288	(1,825)

Cash and cash equivalents, beginning of year	98,119	46,604	165,491	25,514	18,560	76,703	50,991	38,703	40,528
Cash and cash equivalents, end of year	$30,763	$98,119	$46,604	$17,336	$25,514	$18,560	$17,526	$50,991	$38,703

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024, 2023, 2022

	Frontier Balanced Fund			Frontier Select Fund
	12/31/2024	12/31/2023	12/31/2022	12/31/2024	12/31/2023	12/31/2022

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(571,859)	$(3,176,030)	$2,174,208	$(119,303)	$(509,201)	$195,761
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	(14,434)	16,104	13,166	-	-	-
Net change in ownership allocation of U.S. Treasury securities	(1,555)	(61,069)	(428,684)	(666)	(93,206)	7,778
Net unrealized (gain)/loss on U.S. Treasury securities	26	1,105	(8,388)	(36)	1,243	454
Net realized (gain)/loss on U.S. Treasury securities	4,951	12,643	27,240	1,487	3,410	4,946
Net unrealized (gain)/loss on private investment companies	161,431	2,487,297	(1,673,486)	70,057	514,228	(345,213)
Net realized (gain)/loss on private investment companies	74,921	(176,701)	(666,011)	(5,594)	(73,108)	42,378
(Purchases) sales of:
Sales of U.S. Treasury securities	4,244	742,878	853,454	2,909	201,359	131,330
(Purchases) of U.S. Treasury securities	-	(512,961)	(606,238)	-	(87,946)	(164,272)
U.S. Treasury interest and premium paid/amortized	521	4,784	-	-	-	-
(Purchases) of Private Investment Companies	(1,301,174)	(1,398,714)	(2,530,199)	(356,159)	(195,823)	(854,667)
Sale of Private Investment Companies	1,879,217	3,601,646	4,854,163	416,155	516,372	1,081,959
Increase and/or decrease in:
Receivable from futures commission merchants	769,384	(449,143)	498,121	-	-	-
Investments in unconsolidated trading companies, at fair value	20,059	58,403	(101,192)	13,184	(10,520)	(10,900)
Interest receivable	509	4,082	(4,176)	239	386	(526)
Incentive fees payable to Managing Owner	(692)	-	(54,010)	-	-	-
Management fees payable to Managing Owner	(2,440)	867	142	-	-	-
Interest payable to Managing Owner	(295)	(1,311)	1,349	(93)	(34)	146
Trading fees payable to Managing Owner	(6,964)	(16,786)	3,976	(103)	(2,149)	772
Service fees payable to Managing Owner	(2,864)	(7,991)	(1,530)	(400)	(1,752)	106
Risk analysis fees payable	(11,307)	865	62	-	-	-
Subscriptions in advance for service fee rebates	11,118	14,241	22,116	280	512	970
Other liabilities	172	(6,133)	1,095	(139)	(817)	46

Net cash provided by (used in) operating activities	1,012,969	1,138,076	2,375,178	21,818	262,954	91,068

Cash Flows from Financing Activities:
Payment for redemption of units	(1,167,021)	(1,093,573)	(2,356,513)	(90,019)	(204,330)	(109,025)
Change in owner redemptions payable	-	(35,051)	14,669	-	-	-

Net cash provided by (used in) financing activities	(1,167,021)	(1,128,624)	(2,341,844)	(90,019)	(204,330)	(109,025)

Net increase (decrease) in cash and cash equivalents	(154,052)	9,452	33,334	(68,201)	58,624	(17,957)

Cash and cash equivalents, beginning of year	230,796	221,344	188,010	91,807	33,183	51,140
Cash and cash equivalents, end of year	$76,744	$230,796	$221,344	$23,606	$91,807	$33,183

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024, 2023, 2022

	Frontier Global Fund			Frontier Heritage Fund
	12/31/2024	12/31/2023	12/31/2022	12/31/2024	12/31/2023	12/31/2022
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(83,269)	$(555,804)	$1,410,562	$(305,386)	$(848,793)	$1,143,723
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	(2,207)	380,708	168,882	(3,793)	(6,243)	149,201
Net unrealized (gain)/loss on U.S. Treasury securities	(21)	(948)	1,779	(36)	(6,298)	1,944
Net realized (gain)/loss on U.S. Treasuries securities	1,723	(3,229)	6,920	2,077	2,930	6,217
Net unrealized (gain)/loss on private investment companies	92,041	992,864	(962,203)	271,069	951,657	(906,091)
Net realized (gain)/loss on private investment companies	(114,253)	(605,108)	(671,439)	(85,696)	(290,112)	(461,959)
(Purchases) sale of:
Sales of U.S. Treasury Securities	2,629	(238,642)	134,003	3,166	165,494	114,081
(Purchases) of U.S. Treasury securities	-	(118,893)	(309,687)	-	(119,719)	(302,790)
(Purchases) of Private Investment Companies	(192,893)	(456,537)	(741,782)	(855,688)	(619,012)	(531,551)
Sale of Private Investment Companies	386,581	1,855,700	1,568,992	1,155,198	1,393,392	1,167,734
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	(3,476)	(12,711)	7,618	(12,852)	(1,870)	(18,883)
Interest receivable	114	256	(39)	53	676	(813)
Interest payable to Managing Owner	(99)	118	(10)	(11)	(11)	230
Trading fees payable to Managing Owner	(1,317)	(7,179)	2,947	(2,403)	(4,736)	3,372
Service fees payable to Managing Owner	(599)	(3,733)	1,451	(989)	(2,948)	1,482
Subscriptions in advance for service fee rebates	1,532	2,182	3,575	4,215	6,738	9,853
Other liabilities	121	(590)	(1,996)	272	(1,286)	551

Net cash provided by (used in) operating activities	86,607	1,228,454	619,573	169,196	619,859	376,301

Cash Flows from Financing Activities:
Payment for redemption of units	(129,339)	(1,168,983)	(693,700)	(200,983)	(576,764)	(379,674)
Change in owner redemptions payable	-	-	(27,561)	-	-	-

Net cash provided by (used in) financing activities	(129,339)	(1,168,983)	(721,261)	(200,983)	(576,764)	(379,674)

Net increase (decrease) in cash and cash equivalents	(42,732)	59,471	(101,688)	(31,787)	43,095	(3,373)

Cash and cash equivalents, beginning of year	85,804	26,333	128,021	88,561	45,466	48,839
Cash and cash equivalents, end of year	$43,072	$85,804	$26,333	$56,774	$88,561	$45,466

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

As of December 31, 2024, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into two separate Classes—Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund and Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Global Fund, separates Units into two separate Classes—Class 1 and Class 2. The Trust, with respect to the Frontier Balanced Fund, separates Units into five separate Classes—Class 1, Class 1AP, Class 2, Class 2a and Class 3a. The Trust, with respect to the Frontier Long/Short Commodity Fund, separates Units into four separate Classes—Class 2, Class 2a, Class 3 and Class 3a.

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

As of December 31, 2023, the consolidated statements of financial condition of Frontier Balanced Fund included the assets and liabilities of its wholly owned interests in Frontier Trading Company I, LLC.

For the year ended December 31, 2023 and 2022 the consolidated statements of operations of Frontier Balanced Fund included the earnings of its wholly owned interest in Frontier Trading Company I, LLC.

For the year ended December 31, 2022 the consolidated statements of operations of Frontier Select Fund included the earnings of its majority owned Trading Company.

Frontier Trading Company I, LLC was closed November 21. 2024.

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

Receivable from Futures Commission Merchants—The Series of the Trust deposit assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust, with respect to the Series, earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2024 and 2023 included restricted cash for margin requirements of $0 and $769,384 respectively, for the Frontier Balanced Fund.

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

Income Taxes—The Trust, with respect to the Series, applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust, with respect to the Series’, consolidated financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Series for the year ended December 31, 2024.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2024, 2023 and 2022, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2025 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as subscriptions in advance for service fee rebates of $22,650, $393, $31,725, $416,816, $22,838, $166,099 and $90,620 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively, as of December 31, 2024.

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

Swap contracts are reported at fair value upon daily reports from the counterparty. In addition, a third party takes the inputs from the counterparty, makes certain adjustments, and runs it through their pricing model to come up with their daily price. The fair value measurements of the swap contracts are valued using unadjusted inputs that were not internally developed. The Managing Owner reviews and compares approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, as well as from the third party. Differences in prices exceeding 5% are investigated. Unexplainable differences are escalated to the Managing Owner’s Valuation Committee for evaluation and resolution. The Swap contracts are reported at fair value using Level 3 inputs. The Series did not hold any swap contracts as of December31, 2024.

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

The following table summarizes investment in each Series measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value.

December 31, 2024	Practical Expedient	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$23,131	$-	$-	$-	$23,131
U.S. Treasury Securities	-	1,945	-	-	1,945
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	13,036	-	-	-	13,036
U.S. Treasury Securities	-	1,096	-	-	1,096
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	13,179	-	-	-	13,179
U.S. Treasury Securities	-	1,108	-	-	1,108
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	57,707	-	-	-	57,707
Open Trade Equity (Deficit)	-	-	-	-	-
U.S. Treasury Securities	-	4,851	-	-	4,851
Frontier Select Fund
Investment in Unconsolidated Trading Companies	17,750	-	-	-	17,750
U.S. Treasury Securities	-	1,492	-	-	1,492
Frontier Global Fund
Investment in Unconsolidated Trading Companies	32,387	-	-	-	32,387
U.S. Treasury Securities	-	2,723	-	-	2,723
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	42,692	-	-	-	42,692
U.S. Treasury Securities	-	3,589	-	-	3,589

December 31, 2023	Practical Expedient	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$33,061	$-	$-	$-	$33,061
U.S. Treasury Securities	-	5,543	-	-	5,543
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	8,598	-	-	-	8,598
U.S. Treasury Securities	-	1,441	-	-	1,441
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	17,181	-	-	-	17,181
U.S. Treasury Securities	-	2,881	-	-	2,881
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	77,766	-	-	-	77,766
Open Trade Equity (Deficit)	-	(14,434)	-	-	(14,434)
U.S. Treasury Securities	-	13,038	-	-	13,038
Frontier Select Fund
Investment in Unconsolidated Trading Companies	30,934	-	-	-	30,934
U.S. Treasury Securities	-	5,186	-	-	5,186
Frontier Global Fund
Investment in Unconsolidated Trading Companies	28,911	-	-	-	28,911
U.S. Treasury Securities	-	4,847	-	-	4,847
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	29,840	-	-	-	29,840
U.S. Treasury Securities	-	5,003	-	-	5,003

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of December 31, 2024, none of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps or are recorded as collateral within the swap fair value within the Statements of Financial Condition.

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

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of December 31, 2024 and 2023:

	As of December 31, 2024		As of December 31, 2023
Series	Percentage of Series Total Capital Invested in Unconsolidated Trading Companies	Fair Value	Percentage of Series Total Capital Invested in Unconsolidated Trading Companies	Fair Value

Frontier Diversified Series:
Frontier Trading Company XXXVIII	2.42%	$23,131	2.24%	$33,061
Frontier Masters Fund:
Frontier Trading Company XXXVIII	4.88%	$13,036	2.53%	$8,598
Frontier Long/Short Commodity Fund:
Frontier Trading Company XXXVIII	4.88%	$13,179	2.31%	$17,181
Frontier Balanced Fund:
Frontier Trading Company XXXVIII	1.74%	$57,707	1.54%	$77,766
Frontier Select Fund:
Frontier Trading Companies XXXVIII	3.06%	$17,750	3.92%	$30,934
Frontier Global Fund:
Frontier Trading Company XXXVIII	3.64%	$32,387	2.62%	$28,911
Frontier Heritage Fund:
Frontier Trading Company XXXVIII	3.70%	$42,692	1.80%	$29,840

The Series investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions Notice Period	Redemptions Permitted	Liquidity Restrictions

Frontier Diversified Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

Frontier Masters Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None

Frontier Long/Short Commodity Fund*
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Rosetta Program Feeder Fund (522) LLC (formerly known as Galaxy Plus Fund – LRR Feeder Fund (522) LLC)	24 hours	Daily	None

Frontier Balanced Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

Frontier Select Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	24 hours	Daily	None

Frontier Global Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

Frontier Heritage Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

*	Effective August 31, 2024, Volt Capital Management AB accessed through Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC, ceased to act as a commodity trading advisor to the Trust.

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

The Managing Owner has determined that the purchase of additional units of the relevant series will commence in 2024. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $22,650, $393, $31,725, $416,816, $22,838, $166,099 and $90,620 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively, as of December 31, 2024.

The following table summarizes fees earned by the Managing Owner for the years ended December 31, 2024, 2023 and 2022.

For the Year Ended December 31, 2024	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$463	$47,393
Frontier Masters Fund	-	-	207	26,822
Frontier Long/Short Commodity Fund	-	-	54	13,422
Frontier Balanced Fund	-	-	105,197	214,034
Frontier Select Fund	-	-	21,200	31,106
Frontier Global Fund	-	-	35,061	64,999
Frontier Heritage Fund	-	-	41,455	71,470

For the Year Ended December 31, 2023	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$797	$80,028
Frontier Masters Fund	-	-	310	36,622
Frontier Long/Short Commodity Fund	(5,126)	-	164	30,053
Frontier Balanced Fund	-	16,237	163,312	316,070
Frontier Select Fund	-	-	30,349	35,241
Frontier Global Fund	-	-	53,005	97,276
Frontier Heritage Fund	-	-	63,432	105,647

For the Year Ended December 31, 2022	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$(13,788)	$-	$1,128	$123,260
Frontier Masters Fund	-	-	563	55,575
Frontier Long/Short Commodity Fund	-	-	270	41,502
Frontier Balanced Fund	213,064	18,115	263,174	475,553
Frontier Select Fund	-	-	53,197	60,136
Frontier Global Fund	-	-	84,304	148,079
Frontier Heritage Fund	-	-	92,170	140,566

The following table summarizes fees payable to the Managing Owner as of December 31, 2024 and 2023.

As of December 31, 2024	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$30	$3,057
Frontier Masters Fund	-	-	-	15	1,767
Frontier Long/Short Commodity Fund	-	-	18	3	695
Frontier Balanced Fund	-	-	700	5,929	13,196
Frontier Select Fund	-	-	215	1,478	2,202
Frontier Global Fund	-	-	321	2,105	3,984
Frontier Heritage Fund	-	-	425	2,495	4,540

As of December 31, 2023	Incentive Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$46	$4,735
Frontier Masters Fund	-	-	-	17	2,617
Frontier Long/Short Commodity Fund	-	-	40	8	1,896
Frontier Balanced Fund	692	2,440	995	8,793	20,160
Frontier Select Fund	-	-	308	1,878	2,305
Frontier Global Fund	-	-	420	2,704	5,301
Frontier Heritage Fund	-	-	436	3,484	6,943

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

The following table outlines the interest paid by each Series to the Managing Owner and its ratio to average net assets for the years ended December 31, 2024, 2023 and 2024:

	2024	2023	2022	2024	2023	2022
	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets	Ratio to Average Net Assets

Frontier Long/Short Commodity Fund Class 2	$7	$15	$17	0.10%	0.09%	0.06%
Frontier Long/Short Commodity Fund Class 3	375	652	585	0.10%	0.08%	0.05%
Frontier Balanced Fund Class 1	8,382	11,521	13,088	0.24%	0.22%	0.15%
Frontier Balanced Fund Class 1AP	122	132	128	0.24%	0.22%	0.15%
Frontier Balanced Fund Class 2	1,969	2,576	2,970	0.24%	0.22%	0.15%
Frontier Balanced Fund Class 2a	8	13	17	0.05%	0.05%	0.03%
Frontier Balanced Fund Class 3a	122	165	156	0.05%	0.04%	0.03%
Frontier Select Fund Class 1	2,951	3,846	3,556	0.42%	0.38%	0.20%
Frontier Select Fund Class 1AP	30	32	29	0.42%	0.38%	0.20%
Frontier Select Fund Class 2	191	226	185	0.42%	0.39%	0.20%
Frontier Global Fund Class 1	3,682	1,746	5,232	0.32%	0.10%	0.19%
Frontier Global Fund Class 2	125	71	293	0.32%	0.08%	0.18%
Frontier Heritage Fund Class 1	4,143	2,247	5,196	0.30%	0.11%	0.17%
Frontier Heritage Fund Class 1AP	27	12	22	0.30%	0.11%	0.17%
Frontier Heritage Fund Class 2	332	233	451	0.30%	0.11%	0.17%

Total	$22,466	$23,487	$31,925

7. Financial Highlights

The following information presents the financial highlights of the Series for the years ended December 31, 2024, 2023 and 2022. This data has been derived from the information presented in the consolidated financial statements.

For the year ended December 31, 2024

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2023	$68.18	$64.35	$65.39	$61.96	$72.74	$48.36	$76.31	$51.42
Net operating results:
Interest income	0.22	0.21	0.32	0.31	0.27	0.18	0.29	0.19
Expenses	(2.72)	(2.56)	(5.50)	(5.25)	(1.73)	(1.19)	(1.88)	(1.24)
Net gain/(loss) on investments, net of non-controlling interests	(4.52)	(4.13)	(2.50)	(2.20)	(24.46)	(15.63)	(25.60)	(16.56)
Net income/(loss)	(7.02)	(6.48)	(7.68)	(7.14)	(25.92)	(16.64)	(27.19)	(17.61)
Net asset value, December 31, 2024	$61.16	$57.87	$57.71	$54.82	$46.82	$31.72	$49.12	$33.81

Ratios to average net assets
Net investment income/(loss)	-3.45%	-3.45%	-7.26%	-7.26%	-2.41%	-2.41%	-2.41%	-2.41%
Expenses before incentive fees (rebate) (3)(4)	3.76%	3.76%	7.72%	7.72%	2.85%	2.85%	2.85%	2.85%
Expenses after incentive fees (rebate) (3)(4)	3.76%	3.76%	7.72%	7.72%	2.85%	2.85%	2.85%	2.85%
Total return before incentive fees (rebate) (2)	-10.30%	-10.08%	-11.74%	-11.53%	-35.63%	-34.41%	-35.63%	-34.24%
Total return after incentive fees (rebate) (2)	-10.30%	-10.08%	-11.74%	-11.53%	-35.63%	-34.41%	-35.63%	-34.24%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2023	$62.63	$83.01	$111.93	$97.44	$97.10	$45.97	$60.98	$80.92
Net operating results:
Interest income (expense)	0.01	0.01	0.01	0.01	0.01	0.00	0.00	0.00
Expenses	(4.91)	(3.97)	(5.37)	(4.67)	(4.72)	(3.31)	(2.57)	(3.42)
Net gain/(loss) on investments, net of non-controlling interests	(5.22)	(7.33)	(9.86)	(8.43)	(8.33)	(4.50)	(6.24)	(8.27)
Net income/(loss)	(10.12)	(11.29)	(15.22)	(13.09)	(13.04)	(7.81)	(8.81)	(11.69)
Net asset value, December 31, 2024	$52.51	$71.72	$96.71	$84.35	$84.06	$38.16	$52.17	$69.23

Ratios to average net assets
Net investment income/(loss)	-7.61%	-4.60%	-4.60%	-4.60%	-4.60%	-7.11%	-4.11%	-4.11%
Expenses before incentive fees (3)(4)	7.62%	4.61%	4.61%	4.61%	4.61%	7.11%	4.11%	4.11%
Expenses after incentive fees (3)(4)	7.62%	4.61%	4.61%	4.61%	4.61%	7.11%	4.11%	4.11%
Total return before incentive fees (2)	-16.16%	-13.60%	-13.59%	-13.43%	-13.43%	-16.99%	-14.45%	-14.45%
Total return after incentive fees (2)	-16.16%	-13.60%	-13.59%	-13.43%	-13.43%	-16.99%	-14.45%	-14.45%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2023	$134.60	$222.53	$106.45	$141.20	$188.97
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(12.93)	(13.85)	(8.23)	(6.78)	(9.10)
Net gain/(loss) on investments, net of non-controlling interests	(1.50)	(3.95)	(14.71)	(20.26)	(27.09)
Net income/(loss)	(14.43)	(17.80)	(22.94)	(27.04)	(36.19)
Net asset value, December 31, 2024	$120.17	$204.73	$83.51	$114.16	$152.78

Ratios to average net assets
Net investment income/(loss)	-8.41%	-5.40%	-7.77%	-4.77%	-4.77%
Expenses before incentive fees (3)(4)	8.41%	5.40%	7.77%	4.77%	4.77%
Expenses after incentive fees (3)(4)	8.41%	5.40%	7.77%	4.77%	4.77%
Total return before incentive fees (2)	-10.72%	-8.00%	-21.55%	-19.15%	-19.15%
Total return after incentive fees (2)	-10.72%	-8.00%	-21.55%	-19.15%	-19.15%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the consolidated statements of operations of the Series.

(4)	Expense ratios do not include management and incentive fees charged at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

For the year ended December 31, 2023

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2022	$96.37	$90.72	$94.64	$89.45	$109.65	$71.93	$115.03	$76.29
Net operating results:
Interest income	0.18	0.17	0.38	0.36	0.33	0.22	0.34	0.23
Expenses	(3.14)	(2.96)	(5.54)	(5.20)	(2.30)	(1.50)	(2.35)	(1.58)
Net gain/(loss) on investments, net of non-controlling interests	(25.23)	(23.58)	(24.09)	(22.65)	(34.94)	(22.29)	(36.71)	(23.52)
Net income/(loss)	(28.19)	(26.37)	(29.25)	(27.49)	(36.91)	(23.57)	(38.72)	(24.87)
Net asset value, December 31, 2023	$68.18	$64.35	$65.39	$61.96	$72.74	$48.36	$76.31	$51.42

Ratios to average net assets
Net investment income/(loss)	-3.60%	-3.60%	-6.49%	-6.49%	-2.11%	-2.11%	-2.11%	-2.11%
Expenses before incentive fees (rebate) (3)(4)	3.83%	3.83%	6.97%	6.97%	2.96%	2.96%	2.96%	3.06%
Expenses after incentive fees (rebate) (3)(4)	3.83%	3.83%	6.97%	6.97%	2.46%	2.46%	2.46%	2.46%
Total return before incentive fees (rebate) (2)	-29.25%	-29.07%	-30.91%	-30.74%	-34.16%	-33.27%	-34.16%	-33.20%
Total return after incentive fees (rebate) (2)	-29.25%	-29.07%	-30.91%	-30.74%	-33.66%	-32.77%	-33.66%	-32.60%

Incentive fee (rebate) per share	-	-	-	-	(0.47)	(0.30)	(0.48)	(0.39)
Incentive Fee (rebate) to ANA	0.00%	0.00%	0.00%	0.00%	-0.50%	-0.50%	-0.50%	-0.60%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2022	$99.17	$127.56	$172.01	$149.47	$148.96	$71.23	$91.71	$121.70
Net operating results:
Interest income (expense)	0.05	0.07	0.10	0.08	0.08	0.00	0.00	0.00
Expenses	(6.34)	(5.04)	(6.84)	(5.98)	(5.91)	(3.50)	(2.37)	(3.14)
Net gain/(loss) on investments, net of non-controlling interests	(30.25)	(39.58)	(53.34)	(46.13)	(46.03)	(21.76)	(28.36)	(37.64)
Net income/(loss)	(36.54)	(44.55)	(60.08)	(52.03)	(51.86)	(25.26)	(30.73)	(40.78)
Net asset value, December 31, 2023	$62.63	$83.01	$111.93	$97.44	$97.10	$45.97	$60.98	$80.92

Ratios to average net assets
Net investment income/(loss)	-7.96%	-4.85%	-4.85%	-4.85%	-4.85%	-6.26%	-3.27%	-3.27%
Expenses before incentive fees (3)(4)	8.03%	4.92%	4.92%	4.92%	4.92%	6.26%	3.27%	3.27%
Expenses after incentive fees (3)(4)	8.03%	4.92%	4.92%	4.92%	4.92%	6.26%	3.27%	3.27%
Total return before incentive fees (2)	-36.85%	-34.93%	-34.93%	-34.81%	-34.81%	-35.47%	-33.50%	-33.51%
Total return after incentive fees (2)	-36.85%	-34.93%	-34.93%	-34.81%	-34.81%	-35.47%	-33.50%	-33.51%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2022	$185.27	$297.25	$154.14	$198.42	$265.55
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(13.30)	(13.81)	(9.80)	(7.67)	(10.27)
Net gain/(loss) on investments, net of non-controlling interests	(37.37)	(60.91)	(37.89)	(49.55)	(66.31)
Net income/(loss)	(50.67)	(74.72)	(47.69)	(57.22)	(76.58)
Net asset value, December 31, 2023	$134.60	$222.53	$106.45	$141.20	$188.97

Ratios to average net assets
Net investment income/(loss)	-8.25%	-5.25%	-7.53%	-4.53%	-4.53%
Expenses before incentive fees (3)(4)	8.25%	5.25%	7.53%	4.53%	4.53%
Expenses after incentive fees (3)(4)	8.25%	5.25%	7.53%	4.53%	4.53%
Total return before incentive fees (2)	-27.35%	-25.14%	-30.94%	-28.84%	-28.84%
Total return after incentive fees (2)	-27.35%	-25.14%	-30.94%	-28.84%	-28.84%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the consolidated statements of operations of the Series.

(4)	Expense ratios do not include management and incentive fees charged at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

For the year ended December 31, 2022

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2021	$88.98	$83.56	$70.17	$66.15	$89.97	$58.75	$94.38	$62.16
Net operating results:
Interest income	0.20	0.19	0.35	0.33	0.27	0.17	0.28	0.19
Expenses	(3.59)	(3.37)	(6.98)	(6.55)	(3.27)	(2.14)	(3.42)	(2.27)
Net gain/(loss) on investments, net of non-controlling interests	10.78	10.34	31.10	29.52	22.68	15.15	23.79	16.21
Net income/(loss)	7.39	7.16	24.47	23.30	19.68	13.18	20.65	14.13
Net asset value, December 31, 2022	$96.37	$90.72	$94.64	$89.45	$109.65	$71.93	$115.03	$76.29

Ratios to average net assets
Net investment income/(loss)	-3.17%	-3.17%	-6.45%	-6.45%	-2.60%	-2.60%	-2.60%	-2.60%
Expenses before incentive fees (rebate) (3)(4)	3.76%	3.76%	6.78%	6.78%	2.83%	2.83%	2.83%	2.83%
Expenses after incentive fees (rebate) (3)(4)	3.35%	3.35%	6.78%	6.78%	2.83%	2.83%	2.83%	2.83%
Total return before incentive fees (rebate) (2)	7.90%	8.17%	34.87%	35.22%	21.87%	22.43%	21.87%	22.74%
Total return after incentive fees (rebate) (2)	8.30%	8.57%	34.87%	35.22%	21.87%	22.43%	21.87%	22.74%

Incentive fee (rebate) per share	(0.44)	(0.41)	-	-	-	-	-	-
Incentive Fee (rebate) to ANA	-0.41%	-0.41%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2021	$82.82	$103.38	$139.40	$120.98	$120.57	$63.39	$79.21	$105.10
Net operating results:
Interest income (expense)	(0.02)	(0.02)	(0.03)	(0.02)	(0.02)	0.00	0.00	0.00
Expenses	(10.14)	(8.70)	(11.74)	(10.13)	(10.17)	(5.39)	(3.54)	(4.67)
Net gain/(loss) on investments, net of non-controlling interests	26.51	32.90	44.38	38.64	38.58	13.23	16.04	21.27
Net income/(loss)	16.35	24.18	32.61	28.49	28.39	7.84	12.50	16.60
Net asset value, December 31, 2022	$99.17	$127.56	$172.01	$149.47	$148.96	$71.23	$91.71	$121.70

Ratios to average net assets
Net investment income/(loss)	-9.43%	-6.37%	-6.37%	-6.37%	-6.37%	-6.21%	-3.21%	-3.21%
Expenses before incentive fees (3)(4)	7.51%	4.46%	4.46%	4.46%	4.46%	6.21%	3.21%	3.21%
Expenses after incentive fees (3)(4)	9.42%	6.36%	6.36%	6.36%	6.36%	6.21%	3.21%	3.21%
Total return before incentive fees (2)	21.65%	25.29%	25.30%	25.45%	25.45%	12.37%	15.78%	15.79%
Total return after incentive fees (2)	19.75%	23.39%	23.39%	23.55%	23.54%	12.37%	15.78%	15.79%

Incentive fee per share	2.05	2.60	3.51	3.03	3.04	-	-	-
Incentive Fee to ANA	1.90%	1.90%	1.90%	1.90%	1.90%	0.00%	0.00%	0.00%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2021	$109.45	$170.40	$103.43	$129.19	$172.91
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(14.39)	(13.45)	(11.60)	(8.62)	(11.40)
Net gain/(loss) on investments, net of non-controlling interests	90.21	140.30	62.31	77.85	104.04
Net income/(loss)	75.82	126.85	50.71	69.23	92.64
Net asset value, December 31, 2022	$185.27	$297.25	$154.14	$198.42	$265.55

Ratios to average net assets
Net investment income/(loss)	-8.01%	-5.00%	-7.21%	-4.20%	-4.20%
Expenses before incentive fees (3)(4)	8.01%	5.00%	7.21%	4.20%	4.20%
Expenses after incentive fees (3)(4)	8.01%	5.00%	7.21%	4.20%	4.20%
Total return before incentive fees (2)	69.28%	74.44%	49.03%	53.59%	53.58%
Total return after incentive fees (2)	69.28%	74.44%	49.03%	53.59%	53.58%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the consolidated statements of operations of the Series.

(4)	Expense ratios do not include management and incentive fees charged at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of December 31, 2024 and 2023 is included in the consolidated condensed schedules of investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the Year ended December 31, 2024

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	-	-

For the Year Ended December 31, 2023

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	324	323

For the Year Ended December 31, 2022

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	296	295

The following tables summarize the consolidated trading revenues for the years ended December 3, 2024, 2023 and 2022 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Year Ended December 31, 2024

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

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2024

Type of contract	Frontier Balanced Fund

Agriculturals	$-
Currencies	-
Interest rates	-
Metals	-
Stock indices	-
Change in unrealized trading income/(loss)(1)	$-

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 30, 2023

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the consolidated statements of financial condition as of December 31, 2024 and 2023.

As of December 31, 2024

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

From January 1, 2025 through March 24, 2025, Frontier Balanced Fund, Frontier Diversified Fund, Frontier Heritage Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Select Fund and Frontier Global Fund paid $56,411, $49,569, $12,252, $11,032, $14,131, $20,523 and $59,714, respectively, in redemptions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Executive Committee of Frontier Funds

Opinion on the Financial Statements

We have audited the accompanying combined consolidated statements of financial condition, including the combined consolidated condensed schedules of investments, of the Frontier Funds (the “Trust”) as of December 31, 2024 and 2023, and the related combined consolidated statements of operations, changes in owners’ capital and cash flows for the years ended December 31, 2024, 2023, and 2022, and the related notes to the combined consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024, 2023, and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Denver, Colorado

March 31, 2025

Frontier Funds

Combined Consolidated Statements of Financial Condition

December 31, 2024 and 2023

	December 31, 2024	December 31, 2023

ASSETS

Cash and cash equivalents	$265,821	$671,592
U.S. Treasury securities, at fair value	16,804	37,939
Receivable from futures commission merchants	-	769,384
Investments in private investment companies, at fair value	7,948,324	10,539,963
Interest receivable	1,384	2,645

Total Assets	$8,232,333	$12,021,523

LIABILITIES & CAPITAL

LIABILITIES
Open trade deficit, at fair value	$-	$14,434
Redemptions payable	-	24,908
Incentive fees payable to Managing Owner	-	692
Management fees payable to Managing Owner	-	2,440
Interest payable to Managing Owner	1,679	2,199
Trading fees payable to Managing Owner	29,441	43,957
Service fees payable to Managing Owner	12,055	16,930
Risk analysis fees payable	-	11,307
Subscriptions in advance for service fee rebates	751,141	733,996
Other liabilities	3,136	2,725

Total Liabilities	797,452	853,588

OWNERS CAPITAL
Managing Owner Units	94,505	118,288
Limited Owner Units	7,340,376	11,049,647

Total Owners Capital	7,434,881	11,167,935

Total Liabilities and Owners Capital	$8,232,333	$12,021,523

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Condensed Schedule of Investments

December 31, 2024

	Fair Value	% of Total Capital (Net Asset Value)
Description

PRIVATE INVESTMENT COMPANIES (1)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$468,664	6.30%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	569,788	7.66%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	980,537	13.19%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	199,882	2.69%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	996,844	13.41%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	3,243,699	43.63%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	792,979	10.67%
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	543,117	7.30%
Galaxy Plus Fund - Rosetta Program Feeder Fund (522) LLC (formerly known as Galaxy Plus Fund - LRR Feeder Fund (522) LLC)	152,814	2.06%
Total Private Investment Companies	$7,948,324	106.91%
U.S. TREASURY SECURITIES

US Treasury Note 6.875% due 08/15/2025	16,804	0.23%
Total U.S. Treasury Securities	$16,804	0.23%

(1)	See Notes to Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Condensed Schedule of Investments

December 31, 2023

	Fair Value	% of Total Capital (Net Asset Value)
Description
SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(14,434)	-0.13%
Total Short Futures Contracts	$(14,434)	-0.13%
Total Open Trade Equity (Deficit)	$(14,434)	-0.13%

PRIVATE INVESTMENT COMPANIES (1)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$437,641	3.92%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	628,452	5.63%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	1,086,717	9.73%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	226,291	2.03%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	1,578,249	14.13%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	4,345,038	38.91%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	1,757,178	15.73%
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC	149,233	1.34%
Galaxy Plus Fund - Rosetta Program Feeder Fund (522) LLC (formerly known as Galaxy Plus Fund - LRR Feeder Fund (522) LLC)	331,164	2.97%
Total Private Investment Companies	$10,539,963	94.39%
U.S. TREASURY SECURITIES

US Treasury Note 6.875% due 08/15/2025	37,939	0.34%
Total U.S. Treasury Securities	$37,939	0.34%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Notes to Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Statements of Operations

For the Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022

Investment income:
Interest - net	$8,194	$15,880	$10,897

Total Income	8,194	15,880	10,897

Expenses:
Incentive Fees (rebate)	-	(5,126)	199,276
Management Fees	-	16,237	18,115
Risk analysis Fees	-	6,391	5,434
Service Fees - Class 1	203,637	311,369	494,806
Due Diligence Fees	2,121	3,512	5,527
Trading Fees	469,246	700,937	1,044,671
Total Expenses	675,004	1,033,320	1,767,829

Investment income/(loss) - net	(666,810)	(1,017,440)	(1,756,932)

Realized and unrealized gain/(loss) on investments:
Net realized gain/(loss) on futures, forwards and options	-	(322,226)	807,627
Net unrealized gain/(loss) on private investment companies	(443,976)	(6,248,287)	4,643,860
Net realized gain/(loss) on private investment companies	(261,913)	1,183,455	2,137,393
Net change in open trade equity/(deficit)	-	(16,104)	(13,166)
Net realized gain/(loss) on U.S. Treasury securities	(14,003)	(25,553)	(62,411)
Net unrealized gain/(loss) on U.S. Treasury securities	183	(295)	1,166
Trading commissions	-	(10,773)	(8,536)

Net gain/(loss) on investments	(719,709)	(5,439,783)	7,505,933

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(1,386,519)	$(6,457,223)	$5,749,001

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Statements of Changes in Owners’ Capital
For the Year Ended December 31, 2024, 2023 and 2022

	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2021	$214,522	$20,125,168	$20,339,690

Redemption of Units (including transfers)	(59,300)	(4,363,132)	(4,422,432)
Net increase/(decrease) in Owners’
Capital resulting from operations	66,448	5,682,553	5,749,001
		.
Owners’ Capital, December 31, 2022	$221,670	$21,444,589	$21,666,259

Redemption of Units (including transfers)	(41,850)	(3,999,251)	(4,041,101)
Net increase/(decrease) in Owners’
Capital resulting from operations	(61,532)	(6,395,691)	(6,457,223)

Owners’ Capital, December 31, 2023	$118,288	$11,049,647	$11,167,935

Redemption of Units (including transfers)	(7,330)	(2,339,205)	(2,346,535)
Net increase/(decrease) in Owners’
Capital resulting from operations	(16,453)	(1,370,066)	(1,386,519)

Owners’ Capital, December 31, 2024	$94,505	$7,340,376	$7,434,881

Frontier Funds
Combined Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(1,386,519)	$(6,457,223)	$5,749,001
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	(14,434)	16,104	13,166
Net change in ownership allocation of U.S. Treasury Securities	(21,367)	(26,169)	(15,849)
Net unrealized (gain)/loss on private investment companies	443,976	6,248,287	(4,643,860)
Net realized (gain)/loss on private investment companies	261,913	(1,183,455)	(2,137,393)
Net unrealized (gain)/loss on U.S. Treasury securities	(183)	295	(1,166)
Net realized (gain)/loss on U.S. Treasuries securities	14,003	25,553	62,411
(Purchases) sales of:
(Purchases) of U.S. Treasury securities	-	(1,126,364)	(3,152,834)
Sales of U.S. Treasury securities	20,488	1,462,386	2,847,509
(Purchases) of Private Investment Companies	(3,230,053)	(3,542,791)	(17,491,552)
Sales of Private Investment Companies	5,115,803	9,378,323	22,427,541
U.S. Treasury interest and premium paid/amortized	8,194	15,880	10,897
Increase and/or decrease in:
Receivable from futures commission merchants	769,384	(449,143)	498,121
Interest receivable	1,261	7,056	(6,672)
Incentive fees payable to Managing Owner	(692)	-	(54,010)
Management fees payable to Managing Owner, net of change in receivable	(2,440)	867	142
Interest payable to Managing Owner	(520)	(1,251)	1,736
Trading fees payable to Managing Owner	(14,516)	(39,145)	12,104
Service fees payable to Managing Owner	(4,875)	(16,502)	1,513
Risk analysis fees payable	(11,307)	865	62
Subscriptions in advance for service fee rebates	17,145	23,673	36,514
Other liabilities	411	(11,893)	(3,007)

Net cash provided by operating activities	1,965,672	4,325,353	4,154,374
Cash Flows from Financing Activities:

Payment for redemption of capital	(2,346,535)	(4,041,101)	(4,422,432)
Redemptions payable	(24,908)	(42,853)	(481)

Net cash used in financing activities	(2,371,443)	(4,083,954)	(4,422,913)

Net increase (decrease) in cash and cash equivalents	(405,771)	241,399	(268,539)

Cash and cash equivalents, beginning of year	671,592	430,193	698,732
Cash and cash equivalents, end of year	$265,821	$671,592	$430,193

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

As of December 31, 2024, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into two separate Classes—Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund and Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Global Fund, separates Units into two separate Classes—Class 1 and Class 2. The Trust, with respect to the Frontier Balanced Fund, separates Units into five separate Classes—Class 1, Class 1AP, Class 2, Class 2a and Class 3a. The Trust, with respect to the Frontier Long/Short Commodity Fund, separates Units into four separate Classes—Class 2, Class 2a, Class 3 and Class 3a.

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

Receivable from Futures Commission Merchants—The Trust deposits assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2024 and December 31, 2023 included restricted cash for margin requirements of $0 and $769,384 for the Frontier Balanced Fund.

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

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the combined consolidated financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the year ended December 31, 2024.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2024, 2023 and 2022, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2024 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $751,141 and $733,996 as of December 31, 2024 and December 31, 2023, respectively.

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

The Trust uses the following methodologies to value instruments within its financial asset portfolio at fair value:

Trading Securities. These instruments include open trade equity positions (futures contracts) that are actively traded on public markets with quoted pricing for corroboration. Futures contracts are reported at fair value using Level 1 inputs. Trading securities instruments further include open trade equity positions (trading options and currency forwards) that are quoted prices for identical or similar assets that are not traded on active markets. Trading options and currencies are reported at fair value using Level 2 inputs. As of December 31, 2024, the Trust did not hold any open trade equity position.

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

Swap contracts are reported at fair value upon daily reports from the counterparty. In addition, a third party takes the inputs from the counterparty, makes certain adjustments, and runs it through their pricing model to come up with their daily price. The fair value measurements of the swap contracts are valued using unadjusted inputs that were not internally developed. The Managing Owner reviews and compares approved current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, as well as from the third party. Differences in prices exceeding 5% are investigated. Unexplainable differences are escalated to the Managing Owner’s Valuation Committee for evaluation and resolution. The Swap Contracts are reported at fair value using Level 3 inputs. The Trust did not hold any swap contacts as of December 31, 2024.

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

The following table summarizes the instruments that comprise the Trust’s combined consolidated financial asset portfolio, in aggregate, measured at fair value on a recurring basis as of December 31, 2024 and 2023, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2024	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$-	$-	$-	$-
U.S. Treasury Securities	16,804	-	-	16,804

December 31, 2023	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$(14,434)	$-	$-	$(14,434)
U.S. Treasury Securities	37,939	-	-	37,939

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

The Trust’s investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions

Frontier Funds
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Galaxy Plus Fund - Rosetta Program Feeder Fund (522) LLC (formerly known as Galaxy Plus Fund - LRR Feeder Fund (522) LLC)	24 hours	Daily	None
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

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

As of December 31, 2024, the Trust had a payable to the Managing Owner in the amounts of $0, $0, $1,679, $29,441 and $12,055 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

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

For the year ended December 31, 2024, the Managing Owner earned $0, $0, $203,637 and $469,246 for incentive fees (rebate), management fees, service fees, and trading fees, respectively.

For the year ended December 31, 2023, the Managing Owner earned ($5,126), $16,237, $311,369 and $700,937 for incentive fees (rebate), management fees, service fees, and trading fees, respectively.

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

During the years ended December 31, 2024, 2023 and 2022, the Trust paid $22,466, $23,487 and $31,925, respectively, of such interest income to the Managing Owner. Such amounts are not included in the combined consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the combined consolidated statements of operations.

7. Financial Highlights

The following information presents the financial highlights of the Trust for the years ended December 31, 2024, 2023 and 2022. This data has been derived from the information presented in the combined consolidated financial statements.

	2024	2023	2022

Ratios to average net assets (1)
Net investment income/(loss) (1)	-6.55%	-6.37%	-7.17%
Expenses before incentive fees (rebate) (3)	-6.63%	-6.50%	-6.40%
Expenses after incentive fees (rebate) (3)	-6.63%	-6.47%	-7.21%

Total return before incentive fees (rebate) (2)	-13.62%	-40.44%	24.27%
Total return after incentive fees (rebate) (2)	-13.62%	-40.41%	23.46%

(1)	Annualized with the exception of incentive fees.

(2)	Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Combined Consolidated Statements of Operations of the Trust.

The Trust financial highlights are calculated based upon the Trust’s combined consolidated financial statements. The combined consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

8. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of December 31, 2024 and 2023 is included in the combined consolidated condensed schedules of investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts. There are embedded management fees in transacting these swaps ranging from 1% to 1.5% based on fair value of swaps and the embedded incentive fees ranging from 15% to 25% based on net new trading profits on swaps.

For the years ended December 31, 2024, 2023 and 2022, the monthly average of futures, forwards and options contracts bought was approximately 0, 324 and 296, respectively and the monthly average of futures, forwards, and options contracts sold was approximately 0, 323 and 295, respectively.

The following tables summarize the Trust’s combined consolidated trading revenues for the years ended December 31, 2024, 2023 and 2022 by contract type:

Realized Trading Revenue from Futures, Forwards and Options
for the Year Ended December 31, 2024

Type of contract

Agriculturals	$-
Currencies	-
Energies	-
Interest rates	-
Metals	-
Stock indices	-
Realized trading income/(loss)(1)	$-

Realized Trading Revenue from Futures, Forwards and Options
for the Year Ended December 31, 2023

Type of contract

Agriculturals	$128,298
Currencies	(137,759)
Energies	1,270
Interest rates	(103,008)
Metals	20,799
Stock indices	(231,826)
Realized trading income/(loss)(1)	$(322,226)

Realized Trading Revenue from Futures, Forwards and Options
for the Year Ended December 31, 2022

Type of contract

Agriculturals	$(385,424)
Currencies	683,628
Energies	94,910
Interest rates	230,542
Metals	(115,239)
Stock indices	299,210
Realized trading income/(loss)(1)	$807,627

(1)	Amounts recorded in the combined consolidated statements of operations under net realized gain(loss) on futures forwards and options.

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2024

Type of contract

Agriculturals	$-
Currencies	-
Interest rates	-
Metals	-
Stock indices	-
Change in unrealized trading income/(loss)(1)	$-

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2023

Type of contract

Agriculturals	$2,242
Currencies	501
Interest rates	9,393
Metals	(28,346)
Stock indices	106
Change in unrealized trading income/(loss)(1)	$(16,104)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2022

Type of contract

Agriculturals	$187,295
Currencies	(252,215)
Energies	47,945
Interest rates	(108,413)
Metals	98,894
Stock indices	13,328
Change in unrealized trading income/(loss)(1)	$(13,166)

(1)	Amounts recorded in the combined consolidated statements of operations under net change in open trade equity/(deficit).

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the combined consolidated statements of financial condition as of December 31, 2024 and 2023:

As of December 31, 2024

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

From January 1, 2025 through March 24, 2025, the Trust paid $223,631 in redemptions.

Independent Auditor’s Report

To the Executive Committee of Frontier Funds

Opinion

We have audited the accompanying financial statements of Frontier Trading Company I, LLC and Frontier Trading Company XXXVIII, LLC (collectively, the “Trading Companies”), which comprise the statements of financial condition, including the condensed schedules of investments, as of December 31, 2024 and 2023, the related statements of operations, changes in members’ equity and cash flows for the years ended December 31, 2024, 2023, and 2022, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Trading Companies as of December 31, 2024 and 2023, and the results of their operations and their cash flows for the years ended December 31, 2024, 2023, and 2022, in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

We conducted our audits in accordance with auditing standards generally accepted in the United States of America (GAAS). Our responsibilities under those standards are further described in the Auditors’ Responsibilities for the Audits of the Financial Statements section of our report. We are required to be independent of the Trading Companies and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audits. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

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

Auditors’ Responsibilities for the Audits of the Financial Statements

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

In performing audits in accordance with GAAS, we:

●	Exercise professional judgment and maintain professional skepticism throughout the audits.

●	Identify and assess the risks of material misstatement of the financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.

●	Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trading Companies’ internal control. Accordingly, no such opinion is expressed.

●	Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the financial statements.

●	Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Trading Companies’ ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audits, significant audit findings, and certain internal control—related matters that we identified during the audits.

/s/ Spicer Jeffries LLP

Denver, Colorado

March 31, 2025

The Trading Companies of the Frontier Funds

Statements of Financial Condition

December 31, 2024 and 2023

	Frontier Trading Company I, LLC
	12/31/2024	12/31/2023
ASSETS

Receivable from futures commission merchants	$-	$769,384
Open trade equity, at fair value	-	-
Total Assets	$-	$769,384

LIABILITIES & MEMBERS’ EQUITY

LIABILITIES
Risk analysis fee payable	$-	$11,307
Open trade deficit, at fair value	-	14,434
Total Liabilities	-	25,741
MEMBERS’ EQUITY (Net Asset Value)	-	743,643
Total Liabilities and Members’ Equity	$-	$769,384

	Frontier Trading Company XXXVIII, LLC
	12/31/2024	12/31/2023
ASSETS

Investments in private investment companies, at fair value	$199,882	$226,291
Total Assets	$199,882	$226,291

LIABILITIES & MEMBERS’ EQUITY

LIABILITIES
Advance on unrealized swap appreciations	$-	$-
Total Liabilities	-	-
MEMBERS’ EQUITY (Net Asset Value)	199,882	226,291
Total Liabilities and Members’ Equity	$199,882	$226,291

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Funds

Condensed Schedules of Investments

December 31, 2024

	Frontier Trading		Frontier Trading
	Company I LLC		Company XXXVIII LLC
		% of Total Capital		% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)
SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$-	0.00%	$-	0.00%
Total Short Futures Contracts	$-	0.00%	$-	0.00%
Total Open Trade Equity (Deficit)	$-	0.00%	$-	0.00%
PRIVATE INVESTMENT COMPANIES
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	$-	0.00%	$199,882	100.00%
Total Private Investment Companies	$-	0.00%	$199,882	100.00%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Funds

Condensed Schedules of Investments

December 31, 2023

	Frontier Trading		Frontier Trading
	Company I LLC		Company XXXVIII LLC
		% of Total Capital		% of Total Capital
Description	Value	(Net Asset Value)	Value	(Net Asset Value)
SHORT FUTURES CONTRACTS *
Various base metals futures contracts (U.S.)	$(14,434)	-1.94%	$-	0.00%
Total Short Futures Contracts	$(14,434)	-1.94%	$-	0.00%
Total Open Trade Equity (Deficit)	$(14,434)	-1.94%	$-	0.00%
PRIVATE INVESTMENT COMPANIES
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	$-	0.00%	$226,291	100.00%
Total Private Investment Companies	$-	0.00%	$226,291	100.00%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 5 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Funds

Statements of Operations

For The Years Ended December 31, 2024, 2023 and 2022

	Frontier Trading
	Company I, LLC
	12/31/2024	12/31/2023	12/31/2022
Investment Income:
Interest-net	$-	$4,074	$(2,319)

Total Income	-	4,074	(2,319)

Realized and unrealized gain (loss) on investments:
Net realized gain/(loss) on futures, forwards, and options	-	(322,226)	807,627
Net change in open trade equity	-	(16,104)	(13,166)
Risk analysis fees	-	(6,391)	(5,434)
Trading commissions	-	(16,810)	(13,009)

Net gain/(loss) on investments	-	(361,531)	776,018

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$-	$(357,457)	$773,699

	Frontier Trading
	Company XXXVIII, LLC
	12/31/2024	12/31/2023	12/31/2022
Investment Income:
Interest-net	$-	$-	$-

Total Income	-	-	-

Realized and unrealized gain (loss) on investments:
Net unrealized gain/(loss) on private investment companies	(26,409)	(38,361)	134,657

Net gain/(loss) on investments	(26,409)	(38,361)	134,657

NET INCREASE/(DECREASE) IN MEMBERS’ EQUITY RESULTING FROM OPERATIONS	$(26,409)	$(38,361)	$134,657

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Funds

Statements of Changes in Members’ Equity

For the Years Ended December 31, 2024, 2023, 2022

Frontier Trading
Company I LLC
Members’ Equity, December 31, 2021	$822,818

Capital Contributed	450,000
Capital Distributed	(1,735,048)
Net Increase (decrease) in Members’ Equity Resulting From Operations	773,699

Members’ Equity, December 31, 2022	$311,469

Capital Contributed	805,000
Capital Distributed	(15,369)
Net Increase (decrease) in Members’ Equity Resulting From Operations	(357,457)

Members’ Equity, December 31, 2023	$743,643

Capital Contributed	-
Capital Distributed	(743,643)
Net Increase (decrease) in Members’ Equity Resulting From Operations	-

Members’ Equity, December 31, 2024	$-

Frontier Trading
Company XXXVIII, LLC
Members’ Equity, December 31, 2021
$129,995
Capital Contributed	-
Capital Distributed	-
Net Increase (decrease) in Members’ Equity Resulting From Operations	134,657

Members’ Equity, December 31, 2022	$264,652

Capital Contributed	-
Capital Distributed	-
Net Increase (decrease) in Members’ Equity Resulting From Operations	(38,361)

Members’ Equity, December 31, 2023	$226,291

Capital Contributed	-
Capital Distributed	-
Net Increase (decrease) in Members’ Equity Resulting From Operations	(26,409)

Members’ Equity, December 31, 2024	$199,882

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Fund

Statements of Cash Flows

For the Years Ended December 31, 2024, 2023 and 2022

	Frontier Trading
	Company I, LLC
	2024	2023	2022

Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$-	$(357,457)	$773,699
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
Decrease (increase) in receivable from futures commission merchants	769,384	(449,143)	498,121
Decrease (increase) in open trade equity (deficit), at fair value	(14,434)	16,104	13,166
(Decrease) increase in risk analysis fee payable	(11,307)	865	62
Net cash provided by (used in) operating activities	743,643	(789,631)	1,285,048

Cash Flows from Financing Activities
Capital Contributed	-	805,000	450,000
Capital Distributed	(743,643)	(15,369)	(1,735,048)

Net cash provided by (used in) financing activities	(743,643)	789,631	(1,285,048)

Net change in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of year	$-	$-	$-
Cash and cash equivalents, end of year	$-	$-	$-

Frontier Trading
Company XXXVIII, LLC
	2024	2023	2022

Cash Flows from Operating Activities
Net increase (decrease) in members’ equity resulting from operations	$(26,409)	$(38,361)	$134,657
Adjustments to reconcile net increase (decrease) in members’ equity resulting from operations to net cash provided by (used in) operating activities:
(Decrease) increase in swap collateral	-	-	-
Net unrealized (gain) loss on swap contracts	-	-	-
Net unrealized (gain) loss in Investments in private investment companies	26,409	38,361	(134,657)
Net cash provided by (used in) operating activities	-	-	-

Cash Flows from Financing Activities
Capital Distributed	-	-	-

Net cash provided by (used in) financing activities	-	-	-

Net change in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of year	$-	$-	$-
Cash and cash equivalents, end of year	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

The Trading Companies of the Frontier Funds

Notes to Financial Statements

1. Organization and Purpose

These financial statements and related notes pertain to the following companies: Frontier Trading Company I, LLC and Frontier Trading Company XXXVIII, LLC, and (the “Trading Companies”). Frontier Trading Company I, LLC was closed November 21, 2024.

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

Receivable from Futures Commission Merchants—The Trading Companies deposit assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trading Companies earn interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2024 and December 31, 2023 included restricted cash for margin requirements of $0 and $769,384 for the Frontier Trading Company I, LLC.

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

Income Taxes—The Trading Companies apply the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trading Companies’ financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trading Company level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. Management has concluded there is no tax expense, interest or penalties to be recorded by the Trading Companies. The 2021 through 2024 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

The following table summarizes the instruments that comprise the Trading Companies financial asset portfolio measured at fair value on a recurring basis as of December 31, 2024 and 2023, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2024	Practical Expedient	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Trading Company I, LLC
Open Trade Equity (Deficit)	$-	$-	$-	$-	$-
Frontier Trading Company XXXVIII, LLC
Private Investment Companies	199,882	-	-	-	199,882

December 31, 2023	Practical Expedient	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Frontier Trading Company I, LLC
Open Trade Equity (Deficit)	$-	$(14,434)	$-	$-	$(14,434)
Frontier Trading Company XXXVIII, LLC
Private Investment Companies	226,291	-	-	-	226,291

The Trading Companies assess the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Trading Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the years ended December 31, 2024, 2023 and 2022, the Trading Companies did not transfer any assets between Level 1, Level 2 or Level 3.

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

To help to reduce counterparty risk on the Trading Companies, the Managing Owner has the right to reduce the Trading Companies’ exposure and remove cash from the Trading Companies’ total return swaps with Deutsche Bank AG. The Series are charged interest on this cash holding and any amount removed will be offset against the final settlement value of the swap. The Frontier Trading Company XXXIX, LLC ceased trading operations on May 30, 2020. The Frontier Trading Company XXXIV LLC, Frontier Trading Company XXXV LLC and Frontier Trading Company XXXVII LLC ceased trading operations on December 21, 2020. Effective January 11, 2024, Horizon3 Investment Management LLP, previously accessed through Frontier Trading Company I, LLC, was changed to be accessed through the Galaxy Plus Fund-Horizon3 Feeder Fund (577) LLC. The trading strategy remains the same. Embedded in the swap fair value is management and incentive fees being paid to Trading Advisors.

5. Financial Highlights

The following information presents the financial highlights of the Trading Companies for the years ended December 31, 2024, 2023, and 2022.

	Frontier Trading Company I, LLC			Frontier Trading Company XXXVIII, LLC
	12/31/2024	12/31/2023	12/31/2022	12/31/2024	12/31/2023	12/31/2022

Net Investment Gain	0.00%	0.70%	-0.39%	0.00%	0.00%	0.00%

Total Return	0.00%	-50.46%	360.75%	-11.67%	-14.50%	103.59%

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

As of December 31, 2024, Frontier Trading Company XXXVIII, LLC’s investment into Galaxy Plus Fund – Quest FIT Feeder Fund (535) LLC had a fair value of $199,882. For the year ended December 31, 2024, Galaxy Plus Fund – Quest FIT Feeder Fund (535) LLC incurred $0 in trading commissions and had $26,409 in unrealized loss, respectively, for a net loss of $26,409. Galaxy Plus Fund – Quest FIT Feeder Fund (535) LLC allows for daily redemptions upon 24 hours written notice. There are no liquidity restrictions.

7. Derivative Instruments and Hedging Activities

The Trading Companies’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trading Companies do not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trading Companies’ derivatives by instrument types as of December 31, 2024 and 2023 is included in the Condensed Schedules of Investments. See Note 4 for further disclosure related to the Trading Companies’ positions in swap. The following tables summarize the monthly averages of futures contracts bought and sold for each respective Trading Company:

For the Year Ended December 31, 2024

Monthly average contracts:

	Bought	Sold
Frontier Trading Company I, LLC	-	-

For the Year Ended December 31, 2023

Monthly average contracts:

	Bought	Sold
Frontier Trading Company I, LLC	324	323

For the Year Ended December 31, 2022

Monthly average contracts:

	Bought	Sold
Frontier Trading Company I, LLC	296	295

The following tables summarize the trading revenues for the years ended December 31, 2024, 2023, and 2022, approximately by sector:

Realized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2024.

Frontier Trading
Company I LLC
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

Realized Trading Revenue from Futures, Forwards and Options for the Year Ended December 31, 2022.

Frontier Trading
Company I LLC
Type of contract
Agriculturals	$(385,424)
Currencies	683,628
Energies	94,910
Interest rates	230,542
Metals	(115,239)
Stock indices	299,210
Realized trading income/(loss)(1)	$807,627

(1)	Amounts recorded in the Statements of Operations under Net realized gain(loss) on futures forwards and options.

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2024

Frontier Trading
Type of contract	Company I LLC
Metals	$-
Currencies	-
Agriculturals	-
Interest rates	-
Stock indices	-
Change in unrealized trading income/(loss)(1)	$-

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2023

Type of contract	Frontier Trading Company I LLC
Metals	$(28,346)
Currencies	501
Energies	-
Agriculturals	2,242
Interest rates	9,393
Stock indices	106
Change in unrealized trading income/(loss)(1)	$(16,104)

Net Change in Open Trade Equity from Futures, Forwards and Options for the Year Ended December 31, 2022

Frontier Trading
Type of contract	Company I LLC
Metals	$98,894
Currencies	(252,215)
Energies	47,945
Agriculturals	187,295
Interest rates	(108,413)
Stock indices	13,328
Change in unrealized trading income/(loss)(1)	$(13,166)

(1)	Amounts recorded in the consolidated statements of operations under net change in open trade equity/(deficit)

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the statements of financial condition as of December 31, 2024 and December 31, 2023.

As of December 31, 2024

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

10. Subsequent Events

Management evaluated subsequent events through the date of issuance of this report and noted that there were none that required disclosure.

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

The attached annual report is filed under exemption pursuant to

Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2024

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC, Galaxy Plus Fund - FORT Contrarian Feeder Fund (510) LLC, Galaxy Plus Fund - Quest Feeder Fund (517) LLC, Galaxy Plus Fund – Rosetta Program Feeder Fund (522) LLC (formerly, Galaxy Plus Fund - LRR Feeder Fund (522) LLC), Galaxy Plus Fund - QIM Feeder Fund (526) LLC, Galaxy Plus Fund - Aspect Feeder Fund (532) LLC, Galaxy Plus Fund – Welton GDP Feeder Fund (538) LLC, Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC and Galaxy Plus Fund – Horizon3 Feeder Fund (577) LLC (collectively, the Funds), which comprise the statements of financial condition as of December 31, 2024, the related statements of operations and changes in members’ equity for the year then ended, and the related notes to the financial statements (collectively, the financial statements).

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Funds as of December 31, 2024, and the results of their operations and changes in members’ equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC will continue as a going concern. As discussed in Note 1 to the financial statements, this fund’s investors have redeemed all of their investments in this fund in August of 2024, which raises substantial doubt about the fund’s ability to continue as a going concern. Management’s plans with regard to this matter are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

March 24, 2025

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Statements of Financial Condition

December 31, 2024

(Expressed in U.S. Dollars)

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	507 Series	510 Series	517 Series	522 Series	526 Series	532 Series	538 Series	550 Series	577 Series

Assets

Investment in Master Fund - at fair value	$1,313,662	$494,997	$1,000,503	$156,466	$572,985	$3,277,956	$973,257	$-	$614,675
Cash	16,841	26,984	4,403	30,124	58,162	69,481	14,214	-	6,360
Prepaid sponsor fees	-	-	-	434	-	-	-	-	-
Other assets	-	-	-	-	-	-	-	-	2,682

Total assets	$1,330,503	$521,981	$1,004,906	$187,024	$631,147	$3,347,437	$987,471	$-	$623,717

Liabilities and members’ equity

Payable to Master Fund	$15,619	$27,845	$3,968	$31,431	$26,538	$42,606	$11,397	$-	$9,395
Subscriptions received in advance	-	-	-	-	7,122	-	-	-	-
Accrued management fees	8,400	920	3,509	1,641	910	14,540	2,851	-	3,649
Accrued incentive fees	1,339	383	111	1,051	26,289	25,432	4,690	-	-
Accrued sponsor fees	21	752	762	-	498	3,330	519	-	632

Total liabilities	25,379	29,900	8,350	34,123	61,357	85,908	19,457	-	13,676

Members’ equity	1,305,124	492,081	996,556	152,901	569,790	3,261,529	968,014	-	610,041

Total liabilities and members’ equity	$1,330,503	$521,981	$1,004,906	$187,024	$631,147	$3,347,437	$987,471	$-	$623,717

See notes to financial statements.

Galaxy Plus Fund LLC

(A Delaware Series Limited Liability Company)

Statements of Operations

For the year ended December 31, 2024

(Expressed in U.S. Dollars)

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	507 Series	510 Series	517 Series	522 Series	526 Series	532 Series	538 Series	550 Series	577 Series

Net investment income (loss) allocated from Master Fund:
Interest income	$29,174	$20,796	$65,161	$7,855	$24,350	$216,560	$53,002	$2,145	$35,192
Interest expense	(12,357)	(2,665)	(12,375)	-	-	(11,275)	-	-	-
Other expenses	(254)	(335)	(1,547)	(1,598)	(1,537)	(1,558)	(1,580)	(1,707)	(34,211)

Net investment income (loss) allocated from Master Fund	16,563	17,796	51,239	6,257	22,813	203,727	51,422	438	981

Fund expenses:
Operating expenses	1,053	522	1,929	1,864	2,029	2,390	2,191	2,208	3,214
Professional fees	17,085	19,169	19,499	19,170	19,170	19,170	23,531	42,061	-
Management fees	72,988	10,737	22,845	26,339	13,571	256,423	44,255	9,156	64,935
Incentive fees	-	383	-	-	-	26,257	3,445	-	1,176
Sponsor fees	20,763	5,150	12,245	2,501	7,410	51,243	8,517	860	12,497

Total fund expenses	111,889	35,961	56,518	49,874	42,180	355,483	81,939	54,285	81,822

Total net investment income (loss)	(95,326)	(18,165)	(5,279)	(43,617)	(19,367)	(151,756)	(30,517)	(53,847)	(80,841)

Realized and unrealized gain (loss) on investments and foreign currency transactions allocated from Master Fund:
Net realized gain (loss) from investments and foreign currency transactions	328,635	96,063	(142,785)	(12,176)	(190,599)	(4,842)	(205,874)	(32,763)	(285,981)
Net change in unrealized appreciation (depreciation) on investments	(86,924)	(11,359)	(142,222)	2,450	137,730	200,911	(99,757)	4,510	57,663
Net realized and unrealized gain (loss) on investments and foreign currency transactions allocated from investment in Master Fund	241,711	84,704	(285,007)	(9,726)	(52,869)	196,069	(305,631)	(28,253)	(228,318)

Net increase (decrease) in members’ equity resulting from operations	$146,385	$66,539	$(290,286)	$(53,343)	$(72,236)	$44,313	$(336,148)	$(82,100)	$(309,159)

See notes to financial statements.

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Statements of Changes in Members’ Equity
For the year ended December 31, 2024
(Expressed in U.S. Dollars)

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	507 Series	510 Series	517 Series	522 Series	526 Series	532 Series	538 Series	550 Series	577 Series
Increase (decrease) in members’ equity from operations:
Total net investment income (loss)	$(95,326)	$(18,165)	$(5,279)	$(43,617)	$(19,367)	$(151,756)	$(30,517)	$(53,847)	$(80,841)
Net realized gain (loss) from investments and foreign currency transactions	328,635	96,063	(142,785)	(12,176)	(190,599)	(4,842)	(205,874)	(32,763)	(285,981)
Net change in unrealized appreciation (depreciation) on investments	(86,924)	(11,359)	(142,222)	2,450	137,730	200,911	(99,757)	4,510	57,663

Net increase (decrease) in members’ equity from operations	146,385	66,539	(290,286)	(53,343)	(72,236)	44,313	(336,148)	(82,100)	(309,159)

Increase (decrease) in members’ equity from capital transactions:
Proceeds from issuance of capital	430,574	92,483	167,079	36,932	149,212	894,005	651,089	13,883	1,613,855
Payments for redemption of capital	(498,296)	(126,313)	(457,425)	(162,291)	(135,498)	(2,037,417)	(1,129,496)	(80,379)	(694,655)

Net increase (decrease) in members’ equity from capital transactions	(67,722)	(33,830)	(290,346)	(125,359)	13,714	(1,143,412)	(478,407)	(66,496)	919,200

Total net increase (decrease) in members’ equity	78,663	32,709	(580,632)	(178,702)	(58,522)	(1,099,099)	(814,555)	(148,596)	610,041

Members’ equity, beginning of the year	1,226,461	459,372	1,577,188	331,603	628,312	4,360,628	1,782,569	148,596	-

Members’ equity, end of the year	$1,305,124	$492,081	$996,556	$152,901	$569,790	$3,261,529	$968,014	$-	$610,041

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

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Notes to Financial Statements

During 2024, the Onshore Platform consisted, in part, of the Funds described below. The Funds listed, herein, contain Class EF interest. That interest was created specifically for a strategic investor (see Note 3). The Funds are considered significant subsidiaries of that strategic investor under the SEC’s Regulation S-X 3-09. The financial statements for each of the Master Funds referenced below are attached to this report and should be read in conjunction with each Fund’s financial statements.

Galaxy Plus Fund – Quantica Managed Futures Feeder Fund (507) LLC (“507”) – On its inception date, April 20, 2015, 507 invested its assets in Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC, a Delaware limited liability company. As of December 31, 2024, 507 owned 86.75% of its Master Fund.

Galaxy Plus Fund – FORT Contrarian Feeder Fund (510) LLC (“510”) – On its inception date, August 6, 2015, 510 invested its assets in Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC, a Delaware limited liability company. As of December 31, 2024, 510 owned 100% of its Master Fund.

Galaxy Plus Fund – Quest Feeder Fund (517) LLC (“517”) – On its inception date, June 29, 2016, 517 invested its assets in Galaxy Plus Fund – Quest Master Fund (517) LLC, a Delaware limited liability company. As of December 31, 2024, 517 owned 100% of its Master Fund.

Galaxy Plus Fund – Rosetta Program Feeder Fund (522) LLC (“522”) (formerly known as Galaxy Plus Fund – LRR Feeder Fund (522) LLC) – On its inception date, April 28, 2016, 522 invested its assets in Galaxy Plus Fund – Rosetta Program Master Fund (522) LLC, a Delaware limited liability company. As of December 31, 2024, 522 owned 100% of its Master Fund.

Galaxy Plus Fund – QIM Feeder Fund (526) LLC (“526”) – On its inception date, June 22, 2016, 526 invested its assets in Galaxy Plus Fund – QIM Master Fund (526) LLC, a Delaware limited liability company. As of December 31, 2024, 526 owned 100% of its Master Fund.

Galaxy Plus Fund – Aspect Feeder Fund (532) LLC (“532”) – On its inception date, December 16, 2016, 532 invested its assets in Galaxy Plus Fund – Aspect Master Fund (532) LLC, a Delaware limited liability company. As of December 31, 2024, 532 owned 100% of its Master Fund.

Galaxy Plus Fund – Welton GDP Feeder Fund (538) LLC (“538”) – On its inception date, March 28, 2017, 538 invested its assets in Galaxy Plus Fund – Welton GDP Master Fund (538) LLC, a Delaware limited liability company. As of December 31, 2024, 538 owned 100% of its Master Fund.

Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC (“550”) – On its inception date, September 9, 2020, 550 invested its assets in Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC, a Delaware limited liability company. In August 2024, investors in 550 fully redeemed its equity from 550 raising substantial doubt that 550 will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Sponsor has elected to keep 550 open and plans to find new seed capital so that trading can recommence. As a result, and based on the fact that a formal liquidation plan has not been adopted by the Sponsor, 550 has not adopted the liquidation basis of accounting under FASB ASC 205-30 Presentation of Financial Statements-Liquidation Basis of Accounting.

Galaxy Plus Fund – Horizon3 Feeder Fund (577) LLC (“577”) – On its inception date, January 1, 2024, 577 invested its assets in Galaxy Plus Fund – Horizon3 Master Fund (577) LLC, a Delaware limited liability company. As of December 31, 2024, 577 owned 100% of its Master Fund.

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

Indemnifications and litigations: The Sponsor and its affiliates are indemnified against certain liabilities arising out of the performance of their duties for the Onshore Platform. In addition, in the normal course of business, the Onshore Platform enters into contracts with vendors and others that provide for general indemnifications. The Funds’ maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Onshore Platform. However, the Onshore Platform expects the risk of loss to be remote. From time to time, in the normal course of business, the Funds may be threatened with, or named as defendants in, lawsuits, arbitrations, and administrative claims. Any such claims that are decided against the Funds could harm the Funds’ business. The Funds are also subject to periodic regulatory audits and inspections which could result in fines or other disciplinary actions. Unfavorable outcomes in such matters may result in a material impact on the Funds’ financial position or results from operations. As of December 31, 2024, the Sponsor was not aware of any matters that would have a material impact on the Funds’ financial statements.

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

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Notes to Financial Statements

The amount of capital activity by each class of Interest for each Fund for the year ended December 31, 2024, is as follows:

	Galaxy Plus Fund LLC -	Galaxy Plus Fund LLC -	Galaxy Plus Fund LLC -	Galaxy Plus Fund LLC -	Galaxy Plus Fund LLC -
	507 Series	507 Series	507 Series	510 Series	517 Series
	Class A	Class C	Class EF	Class EF	Class EF

Subscriptions	$249,084	$-	$181,490	$92,483	$167,079
Redemptions	-	(39,660)	(458,636)	(126,313)	(457,425)
Total increase (decrease)	$249,084	$(39,660)	$(277,146)	$(33,830)	$(290,346)

	Galaxy Plus Fund LLC -	Galaxy Plus Fund LLC -	Galaxy Plus Fund LLC -	Galaxy Plus Fund LLC -	Galaxy Plus Fund LLC -
	522 Series	526 Series	532 Series	532 Series	538 Series
	Class EF	Class EF	Class A	Class EF	Class A

Subscriptions	$36,932	$149,212	$290,335	$603,670	$216,749
Redemptions	(162,291)	(135,498)	(210,033)	(1,827,384)	-
Total increase (decrease)	$(125,359)	$13,714	$80,302	$(1,223,714)	$216,749

	Galaxy Plus Fund LLC -	Galaxy Plus Fund LLC -	Galaxy Plus Fund LLC -	Galaxy Plus Fund LLC -
	538 Series	550 Series	577 Series	577 Series
	Class EF	Class EF	Class A	Class EF

Subscriptions	$434,340	$13,883	$96,250	$1,517,605
Redemptions	(1,129,496)	(80,379)	-	(694,655)
Total increase (decrease)	$(695,156)	$(66,496)	$96,250	$822,950

Transfers into and out of a Fund relating to movement from one class of Share to another, change in beneficial ownership, and consolidation to an older series may occur from time to time. Roll-ups are considered transfers for financial reporting purposes. Since the amount of transfers into and out of each Fund offset, such transfers are not shown in the Funds’ Statements of Changes in Members’ Equity. For the year ended December 31, 2024, there were no transfers from one class to another class.

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

Management Fee: Each Advisor earns a management fee (the “Management Fee”) which is calculated and accrued monthly (prorated for partial periods) and payable in arrears as of the last business day of each month. The rate at which the Management Fee is calculated is specific to each Fund and typically ranges from 0% to 3.50% per annum. Each Advisor may enter into fee sharing arrangements with the Sponsor, pursuant to which the Sponsor will receive a portion of the Management Fee to be paid to such advisor. In addition, the Sponsor can enter into agreements with Selling Agents in which the Selling Agent will receive a portion of the Management Fee on assets they introduce to the Funds. The amounts due to the Selling Agents and Sponsor are included in the Management Fee charged to the Funds. During the year ended December 31, 2024, Management Fees paid to Selling Agents and the Sponsor are as follows:

	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus	Galaxy Plus
	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -	Fund LLC -
	507 Series	510 Series	532 Series	538 Series	550 Series	577 Series
Selling Agent	$2,482	$-	$-	$-	$-	$-
Sponsor	2,733	827	1,041	2,902	-	857

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

The Trading Advisors may enter into side agreements with various investors changing the management/ incentive fees charged to those investors. Each Advisor may enter into fee sharing agreements with the Sponsor, pursuant to which the Sponsor will receive a portion of the Incentive Fee to be paid to such advisor. The amounts due to the Sponsor are included in the Incentive Fee charged to the Funds. Pursuant to a fee sharing agreement between the Sponsor and the Advisor of 550, the Sponsor of 550 is entitled to Incentive Fees. However, the Sponsor of 550 did not earn any Incentive Fees during the year ended December 31, 2024.

The Sponsor, on behalf of the managing owner of the Class EF members, has entered into separate fee arrangements with the Trading Advisors which results in the managing owner retaining a portion of both the management and incentive fees charged to the Class EF members. During the year ended December 31, 2024, the amount of management fees and incentive fees retained by the managing owner of Class EF members are as follows:

	Galaxy Plus Fund LLC - 507 Series	Galaxy Plus Fund LLC - 510 Series	Galaxy Plus Fund LLC - 517 Series	Galaxy Plus Fund LLC - 522 Series	Galaxy Plus Fund LLC - 526 Series
	Class EF	Class EF	Class EF	Class EF	Class EF
Management fee	$43,911	$1,565	$22,846	$18,393	$7,399
Incentive fee	-	-	-	-	-

	Galaxy Plus Fund LLC - 532 Series	Galaxy Plus Fund LLC - 538 Series	Galaxy Plus Fund LLC - 550 Series	Galaxy Plus Fund LLC - 577 Series
	Class EF	Class EF	Class EF	Class EF
Management Fee	$188,063	$3,326	$7,719	$45,606
Incentive Fee	20	-	-	448

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Notes to Financial Statements

The amount of management fees and incentive fees due to the managing owner of the class EF members as of December 31, 2024 are as follows:

	Galaxy Plus Fund LLC - 507 Series	Galaxy Plus Fund LLC - 510 Series	Galaxy Plus Fund LLC - 517 Series	Galaxy Plus Fund LLC - 522 Series
	Class EF	Class EF	Class EF	Class EF
Accrued management fee	$3,087	$126	$1,408	$1,641
Accrued incentive fee	-	-	-	-

	Galaxy Plus Fund LLC - 526 Series	Galaxy Plus Fund LLC - 532 Series	Galaxy Plus Fund LLC - 538 Series	Galaxy Plus Fund LLC - 577 Series
	Class EF	Class EF	Class EF	Class EF
Accrued management fee	$494	$12,577	$168	$2,420
Accrued incentive fee	-	-	-	-

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

Sales Commission: Class A, B and C Interests are subject to monthly ongoing sales commissions (“Sales Commissions”) equal to a percentage (the “Sales Commission Rate”) applicable to each Class of Interest. Sales Commissions are calculated and accrued monthly and payable in arrears as of the last business day of each month. Sales Commissions are pro-rated for partial periods. Sales Commissions are specific to an Investor and are agreed upon between the Investor and Selling Agent prior to making a contribution to the Onshore Platform. The Sales Commission Rate generally ranges between 0%-2% per annum. No sales commissions were charged during the year ended December 31, 2024. Sales commissions are included in the Sponsor Fee totals on the Statements of Operations.

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

Note 6. Financial Instruments with off-balance sheet risk and concentration of credit risk

At December 31, 2024, none of the Funds have direct commitments to buy or sell financial instruments, including derivative instruments. Each Fund does have indirect buy and sell commitments that arise through the positions held by the Master Fund in which each respective Fund invests. However, as an investor in a Master Fund, each Fund’s risk at December 31, 2024, is limited to the fair value of its investment in the Master Fund.

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Notes to Financial Statements

Note 7. Financial highlights

Financial highlights for each Fund and its respective Class(es) for the year ended December 31, 2024 are presented in the table below. The information has been derived from information presented in the financial statements.

	Galaxy Plus Fund LLC - 507 Series	Galaxy Plus Fund LLC - 507 Series	Galaxy Plus Fund LLC - 510 Series	Galaxy Plus Fund LLC - 510 Series	Galaxy Plus Fund LLC - 517 Series
	Class C	Class EF	Class C	Class EF	Class EF

Total return before incentive fee	15.66%	12.02%	7.92%	14.23%	-22.68%
Incentive fee	0.00%	0.00%	-1.65%	0.00%	0.00%
Total return after incentive fee (A)	15.66%	12.02%	6.27%	14.23%	-22.68%

Ratios to average members’ equity (B):
Expenses excluding incentive fee	9.30%	8.23%	12.76%	7.03%	5.27%
Incentive fee	0.00%	0.00%	1.40%	0.00%	0.00%
Total expenses and incentive fee	9.30%	8.23%	14.16%	7.03%	5.27%

Net investment loss (C)	-7.40%	-6.36%	-10.20%	-3.08%	-0.39%

	Galaxy Plus Fund LLC - 522 Series	Galaxy Plus Fund LLC - 526 Series	Galaxy Plus Fund LLC - 532 Series	Galaxy Plus Fund LLC - 532 Series	Galaxy Plus Fund LLC - 532 Series
	Class EF	Class EF	Class A	Class C	Class EF

Total return before incentive fee	-22.51%	-13.09%	-31.82%	2.33%	0.27%
Incentive fee	0.00%	0.00%	0.00%	0.00%	-0.70%
Total return after incentive fee (A)	-22.51%	-13.09%	-31.82%	2.33%	-0.43%

Ratios to average members’ equity (B):
Expenses excluding incentive fee	25.29%	7.11%	5.19%	6.01%	8.19%
Incentive fee	0.00%	0.00%	0.00%	0.00%	0.64%
Total expenses and incentive fee	25.29%	7.11%	5.19%	6.01%	8.83%

Net investment loss (C)	-21.43%	-3.15%	-0.39%	-0.97%	-3.70%

	Galaxy Plus Fund LLC - 538 Series	Galaxy Plus Fund LLC - 538 Series	Galaxy Plus Fund LLC - 538 Series	Galaxy Plus Fund LLC - 550 Series	Galaxy Plus Fund LLC - 577 Series
	Class A	Class C	Class EF	Class EF	Class A

Total return before incentive fee	-26.00%	-27.41%	-25.60%	-87.92%	-30.34%
Incentive fee	-1.59%	0.00%	0.00%	0.00%	0.00%
Total return after incentive fee (A)	-27.59%	-27.41%	-25.60%	-87.92%	-30.34%

Ratios to average members’ equity (B):
Expenses excluding incentive fee	6.88%	7.83%	5.70%	86.37%	12.91%
Incentive fee	1.81%	0.00%	0.00%	0.00%	0.00%
Total expenses and incentive fee	8.69%	7.83%	5.70%	86.37%	12.91%

Net investment loss (C)	-4.82%	-4.04%	-1.83%	-83.06%	-7.20%

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Notes to Financial Statements

Galaxy Plus Fund LLC - 577 Series
Class EF

Total return before incentive fee	-28.01%
Incentive fee	-0.04%
Total return after incentive fee (A)	-28.05%

Ratios to average members’ equity (B) (D):
Expenses excluding incentive fee	10.67%
Incentive fee	0.12%
Total expenses and incentive fee	10.79%

Net investment income (loss) (C)	-7.61%

(A)	Total return is based on the change in average members’ equity during the period of a theoretical investment made at the inception of the Fund or beginning of the period. Total return is not annualized for Funds or classes that have been in operations for less than a year as of December 31, 2024.

(B)	The total expense and net investment income (loss) ratios are computed based upon weighted-average members’ equity as a whole for the year ended December 31, 2024.

(C)	The net investment income (loss) ratio excludes net realized and unrealized gains (losses) on investments.

Financial highlights are calculated for each permanent, non-managing class of interest. An individual member’s return and ratios may vary based on different incentive and/or management fee arrangements, and the timing of capital interest transactions.

Note 8. Subsequent events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Funds’ financial statements through March 24, 2025, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Funds’ financial statements through this date.

Galaxy Plus Fund LLC
(A Delaware Series Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year/period ended December 31, 2024, is accurate and complete.

/s/ David Young
David Young, President

New Hyde Park Alternative Funds, LLC — Sponsor
Galaxy Plus Fund LLC

Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2024

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund — Quantica Managed Futures Master Fund (507) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2024, the related statements of operations and changes in members’ equity for the year then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2024, and the results of its operations and changes in members’ equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

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

March 24, 2025

Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2024
(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$704,215
Restricted cash - margin balance	840,718
Receivable from Onshore Feeder Fund	15,619
Receivable from Offshore Feeder Fund	14,079

Total assets	$1,574,631

Liabilities and Members’ Equity

Liabilities
Deficit in commodity trading accounts at clearing brokers:
Investments in futures contracts, at fair value (represents unrealized depreciation on open derivative contracts, net)
$60,394
Total liabilities	60,394

Members’ equity	1,514,237

Total liabilities and members’ equity	$1,574,631

Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments
December 31, 2024
(Expressed in U.S. Dollars)

	Number of Contracts/ Units	Fair Value	Percent of Members’ Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	8	$23,377	1.54%
Currency	14	(1,912)	(0.13)
Index	7	(58,317)	(3.85)
Interest	9	(20,890)	(1.38)
Metals	4	(26,274)	(1.74)
Foreign:
Futures contracts:
Agriculture	3	459	0.03
Currency	2	443	0.03
Index	34	(24,850)	(1.64)
Interest[1]	107	(85,848)	(5.67)
Metals	7	(17,113)	(1.13)

Total long positions		(210,925)	(13.94)

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	45	(17,967)	(1.19)
Currency[1]	71	89,938	5.94
Energy	3	(5,235)	(0.35)
Index	2	3,075	0.20
Interest	33	60,219	3.98
Foreign:
Futures contracts:
Agriculture	4	(2,654)	(0.18)
Energy	4	(9,062)	(0.60)
Index	5	2,048	0.14
Interest	11	11,469	0.76
Metals	11	18,700	1.23

Total short positions		150,531	9.93

Investments in futures contracts, at fair value		$(60,394)	(4.01)%

[1]	No Individual position is greater than 5% of members’ equity.

See notes to financial statements.

Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC
(A Delaware Limited Liability Company)

Statement of Operations
For the year ended December 31, 2024
(Expressed in U.S. Dollars)

Investment income:
Interest income	$33,359

Total investment income	33,359

Expenses:
Interest expense	14,116
Other expenses	290

Total expenses	14,406

Net investment income	18,953

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain (loss) from:
Derivative contracts[1]	385,610
Foreign currency transactions	(7,995)
377,615
Net increase (decrease) in unrealized appreciation on:
Derivative contracts	(96,675)
(96,675)
Net realized and unrealized gain on investments and foreign currency transactions	280,940
Net increase in members’ equity resulting from operations	$299,893

[1]	Includes trading costs.

See notes to financial statements.

Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Members’ Equity
For the year ended December 31, 2024
(Expressed in U.S. Dollars)

Changes in members’ equity from operations:
Net investment income	$18,953
Net realized gain from derivative contracts and foreign currency transactions	377,615
Net increase (decrease) in unrealized appreciation on derivative contracts	(96,675)

Net increase in members’ equity resulting from operations	299,893

Changes in members’ equity from capital transactions:
Proceeds from issuance of capital	390,947
Payments for redemptions of capital	(584,838)

Net decrease in members’ equity resulting from capital transactions	(193,891)

Total increase	106,002

Members’ equity, beginning of year	1,408,235

Members’ equity, end of year	$1,514,237

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $1,090,960 is held in USD and a balance of $453,973 in foreign currencies as of December 31, 2024, and are recorded in cash and restricted cash – margin balance on the Statement of Financial Condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2024 included restricted cash for margin requirements of $840,718. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2024 included amounts due to the broker for unsettled trades of $0.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2021 through 2024, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statement of Operations. During the year, the Master Fund did not accrue any interest or penalties.

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

Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2024. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2024.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2024. For futures contracts, presentation is gross - as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$41,401	$41,401	$-	$-
Currency	96,803	96,803	-	-
Index	9,320	9,320	-	-
Interest	82,868	82,868	-	-
Metals	18,699	18,699	-	-
Total investment assets at fair value	249,091	249,091	-	-

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(38,186)	(38,186)	-	-
Currency	(8,334)	(8,334)	-	-
Energy	(14,297)	(14,297)	-	-
Index	(87,364)	(87,364)	-	-
Interest	(117,918)	(117,918)	-	-
Metals	(43,386)	(43,386)	-	-

Total investment liabilities at fair value	(309,485)	(309,485)	-	-
Total net investments at fair value	$(60,394)	$(60,394)	$-	$-

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2024.

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

Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2024, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	11	$661,269	Agriculture	49	$(1,539,865)
Currency	16	1,403,823	Currency	71	(4,708,288)
Index	41	3,610,527	Energy	7	(501,852)
Interest	116	24,263,349	Index	7	(672,880)
Metals	11	1,357,226	Interest	44	(4,813,281)
			Metals	11	(545,399)

During the year ended December 31, 2024, the Master Fund participated in 3,028 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading Gain (Loss)*
Futures contracts:
Agriculture	$317,011
Currency	12,647
Energy	(139,201)
Index	493,707
Interest	(382,043)
Metals	2,413
Total futures contracts	304,534

Trading costs	(15,599)

Total net trading gain	$288,935

*	Includes both realized gain of $385,610 and unrealized depreciation of $96,675 and is located in net realized and unrealized gain on investments on the Statement of Operations. Amounts exclude foreign currency transactions.

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

The following tables summarize the Master Fund’s netting arrangements:

			Net Amount of
	Gross Amounts of Recognized	Offset in the Statement of	Assets (Liabilities) in the Statement of
Description	Assets (Liabilities)	Financial Condition	Financial Condition
Futures contracts	$(309,485)	$249,091	$(60,394)
Total	$(309,485)	$249,091	$(60,394)

	Net Amount in the Statement of Financial Condition	Cash Collateral Received by Counterparty	Net Amount
Counterparty A	$(60,394)	$840,718	$780,324
Total	$(60,394)	$840,718	$780,324

Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

As of December 31, 2024, the Master Fund had $15,619 receivable from the Onshore Feeder Fund and $14,079 receivable from the Offshore Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to Feeder Funds are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Note 7. Administrator

Formidium Corp. (the “Administrator”) serves as the Master Fund’s Administrator and performs certain administrative and accounting services on behalf of the Master Fund.

Note 8. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2024 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	21.16%

Ratios to average members’ equity (B):
Net investment income (C)	1.09%
Total expenses	0.83%

(A)	Total return is based on the change in average members’ equity during the period of theoretical investment made at the beginning of the year.

(B)	The total expense and net investment income ratios are computed based on weighted-average members’ equity as a whole for the year ended December 31, 2024.

(C)	The net investment income ratio excludes realized and unrealized gain on investments.

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

Note 9. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 24, 2025, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2024, is accurate and complete.

/s/ David Young

David Young, President

New Hyde Park Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2024

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund — FORT Contrarian Master Fund (510) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2024, the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2024, and the results of its operations and changes in member’s equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

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

March 24, 2025

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2024
(Expressed in U.S. Dollars)

Assets
Equity in commodity trading accounts at clearing brokers:
Cash	$267,772
Restricted cash - margin balance	210,736
Receivable from Onshore Feeder Fund	27,845

Total assets	$506,353

Liabilities and Member’s Equity

Liabilities
Deficit in commodity trading accounts at clearing brokers:
Investments in futures contracts, at fair value (represents unrealized depreciation on open derivative contracts, net)	$11,356

Total liabilities	11,356

Member’s equity	494,997

Total liabilities and member’s equity	$506,353

See notes to financial statements.

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments December 31, 2024 (Expressed in U.S. Dollars)

	Number of Contracts/ Units	Fair Value	Percent of Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	2	$(2,515)	(0.51)%
Currency	2	(231)	(0.05)
Index[1]	2	(28,244)	(5.71)
Interest	1	172	0.03
Foreign:
Futures contracts:
Index	5	(772)	(0.16)
Interest	14	(5,695)	(1.15)

Total long positions		(37,285)	(7.55)

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	1	(1,663)	(0.34)
Currency	8	13,015	2.63
Energy	1	(1,130)	(0.23)
Index	36	10,188	2.06
Interest	7	(24)	0.00
Foreign:
Futures contracts:
Interest	15	5,543	1.12

Total short positions		25,929	5.24

Investments in futures contracts, at fair value		$(11,356)	(2.31)%

[1]	No individual position is greater than 5% of member’s equity.

See notes to financial statements.

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Statement of Operations
For the year ended December 31, 2024
(Expressed in U.S. Dollars)

Investment income:
Interest income	$20,796

Total investment income	20,796

Expenses:
Interest expense	2,665
Other expenses	335

Total expenses	3,000

Net investment income	17,796

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain from:
Derivative contracts[1]	95,994
Foreign currency transactions	69

96,063
Net increase (decrease) in unrealized appreciation on:
Derivative contracts	(11,359)

(11,359)

Net realized and unrealized gain on investments and foreign currency transactions	84,704

Net increase in member’s equity resulting from operations	$102,500

[1]	Includes trading costs

See notes to financial statements.

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the year ended December 31, 2024
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$17,796
Net realized gain from derivative contracts and foreign currency transactions	96,063
Net increase (decrease) in unrealized appreciation on derivative contracts	(11,359)

Net increase in member’s equity resulting from operations	102,500

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	55,129
Payments for redemptions of capital	(125,049)

Net decrease in member’s equity resulting from capital transactions	(69,920)

Total increase	32,580

Member’s equity, beginning of year	462,417

Member’s equity, end of year	$494,997

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or Other Master funds. Galaxy Plus Fund – FORT Contrarian Feeder Fund (510) LLC (“LLC510”), a separated series of the Onshore Platform and Galaxy Plus Fund – Fort Contrarian Offshore Feeder Fund (510) Segregated Portfolio (“SPC510”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2024, SPC510 had not yet commenced operations and LLC510 is the sole member.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $483,761 is held in USD and a payable balance of $(5,253) in foreign currencies as of December 31, 2024, and are recorded in cash and restricted cash – margin balance on the Statement of Financial Condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2024 included restricted cash for margin requirements of $210,736. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2024 included amounts due to the broker for unsettled trades of $5,253, which are denominated in foreign currency.

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

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2021 through 2024, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statement of Operations. During the year, the Master Fund did not accrue any interest or penalties.

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2024. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2024.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2024. For futures contracts, presentation is gross - as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$475	$475	$-	$-
Currency	13,015	13,015	-	-
Index	11,528	11,528	-	-
Interest	7,106	7,106	-	-
Total investment assets at fair value	32,124	32,124	-	-
Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(4,653)	(4,653)	-	-
Currency	(231)	(231)	-	-
Energy	(1,130)	(1,130)	-	-
Index	(30,356)	(30,356)	-	-
Interest	(7,110)	(7,110)	-	-
Total investment liabilities at fair value	(43,480)	(43,480)	-	-
Total net investments at fair value	$(11,356)	$(11,356)	$-	$-

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2024.

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

As of December 31, 2024, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	2	$44,496	Agriculture	1	$(50,525)
Currency	2	156,288	Currency	8	(788,725)
Index	7	887,124	Energy	1	(71,720)
Interest	15	3,595,704	Index	36	(8,642,738)
			Interest	22	(4,888,935)

During the year ended December 31, 2024, the Master Fund participated in 2,564 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*
Futures contracts:
Agriculture	$(8,240)
Currency	21,408
Energy	14,260
Index	97,576
Interest	(30,554)
Metals	(3,500)
Total futures contracts	90,950
Trading costs	(6,315)
Total net trading gain	$84,635

*	Includes both realized gain of $95,994 and unrealized depreciation of $11,359 and is located in net realized and unrealized gain on investments and foreign currency transactions on the Statement of Operations. Amounts exclude foreign currency transactions.

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

The following tables summarize the Master Fund’s netting arrangements:

Description	Gross Amounts of Recognized Assets (Liabilities)	Offset in the Statement of Financial Condition	Net Amount of Assets (Liabilities) in the Statement of Financial Condition
Futures contracts	$(43,480)	$32,124	$(11,356)
Total	$(43,480)	$32,124	$(11,356)

	Net Amount in the Statement of Financial Condition	Cash Collateral Received by Counterparty	Net Amount
Counterparty A	$(11356)	$210,736	$199,380
Total	$(11,356)	$210,736	$199,380

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

As of December 31, 2024, the Master Fund had $27,845 receivable from the Onshore Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to Feeder Fund are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Note 7. Administrator

Formidium Corp. (the “Administrator”) serves as the Master Fund’s administrator and performs certain administrative and accounting services on behalf of the Master Fund.

Note 8. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2024 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	21 88%

Ratios to average member’s equity (B):
Net investment income (C)	3 36%
Total expenses	0.57%

(A)	Total return is based on the change in average member’s equity during the year of theoretical investment made at the beginning of the year.

(B)	The total expense and net investment income ratios are computed based on weighted-average member’s equity as a whole for the year ended December 31, 2024.

(C)	The net investment income ratio excludes net realized and unrealized gain on investments.

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

Note 9. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 24, 2025, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC
(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of, and for the year ended December 31, 2024 is accurate and complete.

/s/ David Young

David Young, President

New Hyde Park Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – FORT Contrarian Master Fund (510) LLC

Galaxy Plus Fund – Quest Master Fund (517) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2024

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund — Quest Master Fund (517) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2024, the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2024, and the results of its operations and changes in member’s equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

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

March 24, 2025

Galaxy Plus Fund – Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2024
(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$520,601
Restricted cash - margin balance	460,876
Investments in futures contracts, at fair value (represents unrealized appreciation on open derivative contracts, net)	15,058
Receivable from Onshore Feeder Fund	3,968
Total assets	$1,000,503
Liabilities and Member’s Equity

Total liabilities	$-

Member’s equity	1,000,503

Total liabilities and member’s equity	$1,000,503

See notes to financial statements.

Galaxy Plus Fund – Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments
December 31, 2024
(Expressed in U.S. Dollars)

	Number of Contracts/ Units	Fair Value	Percent of Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	1	$900	0.09%
Currency	3	3,452	0.35
Energy	2	2,330	0.23
Index	3	(36,502)	(3.65)
Metals	1	(3,780)	(0.38)
Foreign:
Futures contracts:
Energy	1	50	0.00
Index	7	223	0.02
Interest	7	(3,014)	(0.30)

Total long positions		(36,341)	(3.64)

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	1	(1,575)	(0.16)
Currency	31	38,287	3.83
Index	8	2,525	0.25
Interest	15	12,492	1.25
Metals	1	3,175	0.32
Foreign:
Futures contracts:
Interest	7	(3,505)	(0.35)

Total short positions		51,399	5.14

Investments in futures contracts, at fair value		$15,058	1.50%

See notes to financial statements.

Galaxy Plus Fund – Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Statement of Operations
For the year ended December 31, 2024
(Expressed in U.S. Dollars)

Investment income:
Interest income	$65,161

Total investment income	65,161

Expenses:
Interest expense	12,375
Other expenses	1,547

Total expenses	13,922

Net investment income	51,239

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain (loss) from:
Derivative contracts[1]	(143,786)
Foreign currency transactions	1,001
(142,785)

Net increase (decrease) in unrealized appreciation on:
Derivative contracts	(142,222)
(142,222)

Net realized and unrealized loss on investments and foreign currency transactions	(285,007)

Net decrease in member’s equity resulting from operations	$(233,768)

[1]	Includes trading costs.

See notes to financial statements.

Galaxy Plus Fund – Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the year ended December 31, 2024
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:	$51,239
Net investment income
Net realized loss from derivative contracts and foreign currency transactions	(142,785)
Net increase (decrease) in unrealized appreciation on derivative contracts	(142,222)

Net decrease in member’s equity resulting from operations	(233,768)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	130,825
Payments for redemptions of capital	(479,109)

Net decrease in member’s equity resulting from capital transactions	(348,284)

Total decrease	(582,052)

Member’s equity, beginning of year	1,582,555

Member’s equity, end of year	$1,000,503

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – Quest Feeder Fund (517) (“LLC517”), a separated series of the Onshore Platform and Galaxy Plus Fund – Quest Offshore Feeder Fund (517) Segregated Portfolio (“SPC517”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2024, SPC517 had not yet commenced operations and LLC517 is the sole member.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $1,021,655 is held in USD and a payable balance of $(40,178) in foreign currencies as of December 31, 2024, and are recorded in cash and restricted cash – margin balance on the Statement of Financial Condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2024 included restricted cash for margin requirements of $460,876. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2024 included amounts due to the broker for unsettled trades of $40,178, which are denominated in foreign currency.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2021 through 2024, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statement of Operations. During the year, the Master Fund did not accrue any interest or penalties.

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2024. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2024.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2024. For futures contracts, presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$900	$900	$-	$-
Currency	41,739	41,739	-	-
Energy	2,380	2,380	-	-
Index	3,878	3,878	-	-
Interest	15,962	15,962	-	-
Metals	3,175	3,175	-	-
Total investment assets at fair value	68,034	68,034	-	-
Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(1,575)	(1,575)	-	-
Index	(37,632)	(37,632)	-	-
Interest	(9,989)	(9,989)	-	-
Metals	(3,780)	(3,780)	-	-

Total investment liabilities at fair value	(52,976)	(52,976)	-	-
Total net investments at fair value	$15,058	$15,058	$-	$-

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2024.

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

Galaxy Plus Fund – Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2024, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	1	$22,925	Agriculture	1	$(50,525)
Currency	3	309,002	Currency	31	(2,860,175)
Energy	3	182,690	Index	8	(1,920,775)
Index	10	1,216,327	Interest	22	(2,581,564)
Interest	7	1,252,081	Metals	1	(100,663)
Metals	1	264,100

During the year ended December 31, 2024, the Master Fund participated in 3,600 futures contracts transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*
Futures contracts:
Agriculture	$62,302
Currency	(9,788)
Energy	(410,455)
Index	231,141
Interest	(325,191)
Metals	175,860
Total futures contracts	(276,131)

Trading costs	(9,877)

Total net trading loss	$(286,008)

*	Includes both realized loss of $143,786 and unrealized depreciation of $142,222 and is located in net realized and unrealized loss on investments on the Statement of Operations. Amounts exclude foreign currency transactions.

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

The following tables summarize the Master Fund’s netting arrangements:

	Gross	Offset	Net Amount of Assets (Liabilities)
Description	Amounts of Recognized Assets (Liabilities)	in the Statement of Financial Condition	in the Statement of Financial Condition
Futures contracts	$68,034	$(52,976)	$15,058
Total	$68,034	$(52,976)	$15,058

	Net Amount in the Statement of Financial Condition	Cash Collateral Received by Counterparty	Net Amount
Counterparty A	$15,058	$460,876	$475,934
Total	$15,058	$460,876	$475,934

Galaxy Plus Fund – Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

As of December 31, 2024, the Master Fund had $3,968 receivable from the Onshore Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to Feeder Fund are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Note 7. Administrator

Formidium Corp. (the “Administrator”) serves as the Master Fund’s administrator and performs certain administrative and accounting services on behalf of the Master Fund.

Note 8. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2024 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(19.35)%

Ratios to average member’s equity (B):
Net investment income (C)	3.82%
Total expenses	1.04%

(A)	Total return is based on the change in average member’s equity during the year of theoretical investment made at the beginning of the year.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2024.

(C)	The net investment income ratio excludes net realized and unrealized loss on investments.

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

Note 9. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 24, 2025, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Quest Master Fund (517) LLC
(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2024, is accurate and complete.

/s/ David Young

David Young, President

New Hyde Park Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – Quest Master Fund (517) LLC

Galaxy Plus Fund - Rosetta Program Master Fund (522) LLC

(formerly known as Galaxy Plus Fund – LRR Master Fund (522) LLC)

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2024

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund — Rosetta Program Master Fund (522) LLC (Formerly, Galaxy Plus Fund – LRR Master Fund (522) LLC) (the Fund), which comprise the statement of financial condition as of December 31, 2024, the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2024, and the results of its operations and changes in member’s equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

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

/s/ RSM US LLP

Denver, Colorado

March 24, 2025

Galaxy Plus Fund – Rosetta Program Master Fund (522) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2024

(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$125,035
Receivable from Onshore Feeder Fund	31,431

Total assets	$156,466

Liabilities and Member’s Equity

Total liabilities	$-

Member’s equity	156,466

Total liabilities and member’s equity	$156,466

See notes to financial statements.

Galaxy Plus Fund – Rosetta Program Master Fund (522) LLC
(A Delaware Limited Liability Company)

Statement of Operations
For the year ended December 31, 2024
(Expressed in U.S. Dollars)

Investment income:
Interest income	$7,855

Total investment income	7,855

Expenses:
Other expenses	1,598

Total expenses	1,598

Net investment income	6,257

Realized and unrealized gain (loss) on investments:
Net realized loss from:
Derivative contracts[1]	(12,176)
(12,176)
Net (increase) decrease in unrealized depreciation on:
Derivative contracts	2,450
2,450
Net realized and unrealized loss on investments	(9,726)

Net decrease in member’s equity resulting from operations	$(3,469)

[1]	Includes trading costs.

See notes to financial statements.

Galaxy Plus Fund – Rosetta Program Master Fund (522) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the year ended December 31, 2024
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$6,257
Net realized loss from derivative contracts	(12,176)
Net (increase) decrease in unrealized depreciation on derivative contracts	2,450

Net decrease in member’s equity resulting from operations	(3,469)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	18,614
Payments for redemptions of capital	(196,030)

Net decrease in member’s equity resulting from capital transactions	(177,416)

Total decrease	(180,885)

Member’s equity, beginning of year	337,351

Member’s equity, end of year	$156,466

See notes to financial statements.

Galaxy Plus Fund – Rosetta Program Master Fund (522) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 1. Organization and Structure

Galaxy Plus Fund - Rosetta Program Master Fund (522) LLC (the “Master Fund”) (formerly known as Galaxy Plus Fund - LRR Master Fund (522) LLC) was formed in Delaware as a limited liability company on January 26, 2016 and commenced operation on April 28, 2016. The Master Fund is a multi- advisor managed futures fund that allocates and reallocates its capital to different trading advisors implementing various trading programs. Rosetta Capital Management LLC (“Rosetta”), (the “Trading Advisor”) runs a technical program. As of and during the year ended December 31, 2024, Rosetta was the sole trading advisor of the Master Fund.

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – Rosetta Program Feeder Fund (522) (“LLC522”), a separated series of the Onshore Platform and Galaxy Plus Fund- Rosetta Program Offshore Feeder Fund (522) Segregated Portfolio (“SPC522”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2024, SPC522 had not yet commenced operations and LLC522 is the sole member.

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

Galaxy Plus Fund – Rosetta Program Master Fund (522) LLC
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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $125,035 is held in USD as of December 31, 2024, and is recorded in cash balance on the Statement of Financial Condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2024 included restricted cash for margin requirements of $0. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2024 included amounts due to the broker for unsettled trades of $0.

Galaxy Plus Fund – Rosetta Program Master Fund (522) LLC
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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2021 through 2024, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statement of Operations. During the year, the Master Fund did not accrue any interest or penalties.

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

Galaxy Plus Fund – Rosetta Program Master Fund (522) LLC
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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2024. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

Galaxy Plus Fund – Rosetta Program Master Fund (522) LLC
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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2024.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments. At December 31, 2024, the Master Fund held no investments.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2024.

Galaxy Plus Fund – Rosetta Program Master Fund (522) LLC
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

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures and options contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2024, the Master Fund had no open derivatives contracts or related notional balances.

During the year ended December 31, 2024, the Master Fund participated in 2 futures contracts transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading
Gain (Loss)*
Futures contracts:
Agriculture	$(9,625)
Total futures contracts	(9,625)

Trading costs	(101)

Total net trading loss	$(9,726)

*	Includes both realized loss of $12,176 and unrealized appreciation of $2,450 and is located in net realized and unrealized loss on investments on the Statement of Operations.

Galaxy Plus Fund – Rosetta Program Master Fund (522) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 5. Related Parties

As of December 31, 2024, the Master Fund had $31,431 receivable from the Onshore Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to Feeder Fund are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Note 6. Administrator

Formidium Corp. (the “Administrator”) serves as the Master Fund’s administrator and performs certain administrative and accounting services on behalf of the Master Fund.

Note 7. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2024 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(0.19)%

Ratios to average member’s equity (B):
Net investment income (C)	3.02%
Total expenses	0.77%

(A)	Total return is based on the change in average member’s equity during the period of theoretical investment made at the beginning of the year.

(B)	The total expense and net investment income ratios are computed based on weighted-average member’s equity as a whole for the year ended December 31, 2024.

(C)	The net investment income ratio excludes net realized and unrealized loss on investments.

Financial highlights are calculated for each member class taken as a whole. An individual member’s return and ratios may vary based on the timing of capital transactions. The negative total return and net investment income ratio would have been lower, and the total expense ratio would have been higher if the management, incentive fees, and sponsor fees had been charged to the Master Fund instead of the Feeder Fund.

Note 8. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 24, 2025, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Rosetta Program Master Fund (522) LLC
(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2024, is accurate and complete.

/s/ David Young

David Young, President

New Hyde Park Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – Rosetta Program Master Fund (522) LLC

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2024

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund — QIM Master Fund (526) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2024, the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2024, and the results of its operations and changes in member’s equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

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

March 24, 2025

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2024

(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$218,837
Restricted cash - margin balance	258,617
Investments in futures contracts, at fair value (represents unrealized appreciation on open derivative contracts, net)	68,993
Receivable from Onshore Feeder Fund	26,538
Total assets	$572,985

Liabilities and Member’s Equity

Total liabilities	$-

Member’s equity	572,985

Total liabilities and member’s equity	$572,985

See notes to financial statements.

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments

December 31, 2024

(Expressed in U.S. Dollars)

	Number of Contracts/Units	Fair Value	Percent of Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Currency	13	$(15,166)	(2.65)%
Energy	1	615	0.11
Index	2	(670)	(0.12)

Total long positions		(15,221)	(2.66)

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Currency	8	12,424	2.17
Energy	1	(4,004)	(0.70)
Index[1]	8	47,484	8.29
Interest	10	24,398	4.26
Metals	3	4,769	0.83
Foreign:
Futures contracts:
Index	21	(684)	(0.12)
Interest	5	(173)	(0.03)

Total short positions		84,214	14.70

Investments in futures contracts, at fair value		$68,993	12.04%

[1]	No individual investment is greater than 5% of member’s equity.

See notes to financial statements.

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2024

(Expressed in U.S. Dollars)

Investment income:
Interest income	$24,350

Total investment income	24,350

Expenses:
Other expenses	1,537

Total expenses	1,537

Net investment income	22,813

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized loss from:
Derivative contracts[1]	(190,079)
Foreign currency transactions	(520)

(190,599)
Net increase (decrease) in unrealized appreciation on:
Derivative contracts	137,730

137,730

Net realized and unrealized loss on investments and foreign currency transactions	(52,869)

Net decrease in member’s equity resulting from operations	$(30,056)

[1]	Includes trading costs

See notes to financial statements.

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity

For the year ended December 31, 2024

(Expressed in U.S. Dollars)

Changes in member's equity from operations:
Net investment income	$22,813
Net realized loss from derivative contracts and foreign currency transactions	(190,599)
Net increase (decrease) in unrealized appreciation on derivative contracts	137,730

Net decrease in member's equity resulting from operations	(30,056)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	111,111
Payments for redemptions of capital	(140,368)

Net decrease in member’s equity resulting from capital transactions	(29,257)

Total decrease	(59,313)

Member’s equity, beginning of year	632,298

Member’s equity, end of year	$572,985

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – QIM Feeder Fund (526) (“LLC526”), a separated series of the Onshore Platform and Galaxy Plus Fund – QIM Offshore Feeder Fund (526) Segregated Portfolio (“SPC526”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2024, SPC526 had not yet commenced operations and LLC526 is the sole member.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $479,931 is held in USD and a payable balance of $(2,477) in foreign currencies as of December 31, 2024, and are recorded in cash and restricted cash – margin balance on the Statement of Financial Condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2024 included restricted cash for margin requirements of $258,617. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2024 included amounts due to the broker for unsettled trades of $2,477, which are denominated in foreign currency.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2021 through 2024, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statement of Operations. During the year, the Master Fund did not accrue any interest or penalties.

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2024. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2024.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2024. For futures contracts, presentation is gross – as an asset if in a gain position and a liability if in a loss position.

	Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative contracts:
Futures contracts:
Currency	$12,424	$12,424	$-	$-
Energy	615	615	-	-
Index	50,036	50,036	-	-
Interest	24,677	24,677	-	-
Metals	4,769	4,769	-	-

Total investment assets at fair value	92,521	92,521	-	-

Liabilities:
Derivative contracts:
Futures contracts:	15,166)	(15,166)	-	-
Currency	(4,004)	(4,004)	-	-
Energy	(3,906)	(3,906)	-	-
Index	(452)	(452)	-	-
Interest
Total investment liabilities at fair value	(23,528)	(23,528)	-	-
Total net investments at fair value	$68,993	$68,993	$-	$-

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2024.

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

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2024, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Currency	13	$1,144,481	Currency	8	$(635,056)
Energy	1	71,720	Energy	1	(36,330)
Index	2	107,380	Index	29	(2,668,302)
			Interest	15	(1,720,178)
			Metals	3	(465,425)

During the year ended December 31, 2024, the Master Fund participated in 4,485 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading Gain (Loss)*
Futures contracts:
Currency	$85,523
Energy	10,177
Index	(130,711)
Interest	121,199
Metals	(118,268)
Total futures contracts	(32,080)

Trading costs	(20,269)

Total net trading loss	$(52,349)

*	Includes both realized loss of $190,079 and unrealized appreciation of $137,730 and is located in net realized and unrealized loss on investments on the Statement of Operations. Amounts exclude foreign currency transactions.

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

The following tables summarize the Master Fund’s netting arrangements:

Description	Gross Amounts of Recognized Assets (Liabilities)	Offset in the Statement of Financial Condition	Net Amount of Assets (Liabilities) in the Statement of Financial Condition
Futures contracts	$92,521	$(23,528)	$68,993
Total	$92,521	$(23,528)	$68,993

	Net Amount in the Statement of Financial Condition	Cash Collateral Received by Counterparty	Net Amount
Counterparty A	$68,993	$258,617	$327,610
Total	$68,993	$258,617	$327,610

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

As of December 31, 2024, the Master Fund had $26,538 receivable from the Onshore Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to Feeder Fund are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Note 7. Administrator

Formidium Corp. (the “Administrator”) serves as the Master Fund’s Administrator and performs certain administrative and accounting services on behalf of the Master Fund.

Note 8. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2024 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(6.91)%

Ratios to average member’s equity (B):
Net investment income (C)	3.69%
Total expenses	0.25%

(A)	Total return is based on the change in average member's equity during the period of theoretical investment made at the beginning of the year.

(B)	The total expense and net investment income ratios are computed based on weighted-average member's equity as a whole for the year ended December 31, 2024.

(C)	The net investment income ratio excludes net realized and unrealized loss on investments.

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

Note 9. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 24, 2025, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – QIM Master Fund (526) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2024, is accurate and complete.

/s/ David Young

David Young, President

New Hyde Park Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – QIM Master Fund (526) LLC

Galaxy Plus Fund – Aspect Master Fund (532) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2024

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund — Aspect Master Fund (532) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2024, the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2024, and the results of its operations and changes in member’s equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

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

March 24, 2025

Galaxy Plus Fund – Aspect Master Fund (532) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2024

(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$585,330
Restricted cash - margin balance	2,236,861
Investments in futures contracts, at fair value (represents unrealized appreciation on open derivative contracts, net)	413,159
Receivable from Onshore Feeder Fund	42,606

Total assets	$3,277,956

Liabilities and Member’s Equity

Total liabilities	$-

Member’s equity	3,277,956

Total liabilities and member’s equity	$3,277,956

See notes to financial statements

Galaxy Plus Fund – Aspect Master Fund (532) LLC
(A Delaware Limited Liability Company)

Condensed Schedule of Investments
December 31, 2024
(Expressed in U.S. Dollars)

	Number of		Percent of Member’s
	Contracts/Units	Fair Value	Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture[1]	17	$170,752	5.21%
Currency	95	(27,481)	(0.84)
Index	4	(40,632)	(1.24)
Metals	2	(12,470)	(0.38)
Foreign:
Futures contracts:
Agriculture	6	75,311	2.30
Index	27	(17,276)	(0.53)
Interest	83	(33,155)	(1.01)
Metals	7	(16,884)	(0.52)

Total long positions		98,165	2.99

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	37	(13,389)	(0.41)
Currency[1]	142	281,567	8.59
Energy	2	(11,319)	(0.35)
Index	25	1,922	0.06
Interest	55	20,101	0.61
Metals	2	3,162	0.10
Foreign:
Futures contracts:
Agriculture	5	(503)	(0.02)
Energy	1	(3,675)	(0.11)
Index	16	415	0.01
Interest	82	10,811	0.33
Metals	20	25,902	0.79
Total short positions		314,994	9.60

Investments in futures contracts, at fair value		$413,159	12.59%

[1]	No individual position is greater than 5% of member’s equity.

See notes to financial statements.

Galaxy Plus Fund – Aspect Master Fund (532) LLC
(A Delaware Limited Liability Company)

Statement of Operations
For the year ended December 31, 2024
(Expressed in U.S. Dollars)

Investment income:
Interest income	$216,560

Total investment income	216,560

Expenses:
Interest expense	11,275
Other expenses	1,558

Total expenses	12,833

Net investment income	203,727

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized (gain) loss from:
Derivative contracts[1]	20,098
Foreign currency transactions	(24,940)
(4,842)
Net increase (decrease) in unrealized appreciation on:
Derivative contracts	200,911
200,911
Net realized and unrealized gain on investments and foreign currency transactions	196,069

Net increase in member’s equity resulting from operations	$399,796

[1]	Includes trading costs

See notes to financial statements.

Galaxy Plus Fund – Aspect Master Fund (532) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the year ended December 31, 2024
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:	$203,727
Net investment income
Net realized loss from derivative contracts and foreign currency transactions	(4,842)
Net increase (decrease) in unrealized appreciation on derivative contracts	200,911

Net increase in member’s equity resulting from operations	399,796

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	444,139
Payments for redemptions of capital	(1,931,528)

Net decrease in member’s equity resulting from capital transactions	(1,487,389)

Total decrease	(1,087,593)

Member’s equity, beginning of year	4,365,549

Member’s equity, end of year	$3,277,956

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – Aspect Feeder Fund (532) (“LLC532”), a separated series of the Onshore Platform and Galaxy Plus Fund – Aspect Offshore Feeder Fund (532) Segregated Portfolio (“SPC532”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2024, SPC532 had not commenced operations and LLC532 is the sole member.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $2,808,006 is held in USD and a balance of $14,185 in foreign currencies as of December 31, 2024, and are recorded in cash and restricted cash – margin balance on the Statement of Financial Condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2024 included restricted cash for margin requirements of $2,236,861. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2024 included amounts due to the broker for unsettled trades of $0.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2021 through 2024, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statement of Operations. During the year, the Master Fund did not accrue any interest or penalties.

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2024. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2024.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Aspect Master Fund (532) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2024. Presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$284,651	$284,651	$-	$-
Currency	301,786	301,786	-	-
Index	9,089	9,089	-	-
Interest	42,289	42,289	-	-
Metals	31,602	31,602	-	-
Total investment assets at fair value	669,417	669,417	-	-
Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(52,480)	(52,480)	-	-
Currency	(47,700)	(47,700)
Energy	(14,994)	(14,994)
Index	(64,660)	(64,660)	-	-
Interest	(44,532)	(44,532)	-	-
Metals	(31,892)	(31,892)

Total investment liabilities at fair value	(256,258)	(256,258)	-	-
Total net investments at fair value	$413,159	$413,159	$-	$-

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2024.

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

Galaxy Plus Fund – Aspect Master Fund (532) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2024, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	23	$1,557,598	Agriculture	42	$(1,239,790)
Currency	95	3,059,577	Currency	142	(11,969,756)
Index	31	2,819,942	Energy	3	(197,444)
Interest	83	13,596,822	Index	41	(6,116,409)
Metals	9	1,002,686	Interest	137	(26,172,006)
			Metals	22	(928,183)

During the year ended December 31, 2024, the Master Fund participated in 12,142 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading Gain (Loss)*
Futures contracts:
Agriculture	$1,028,829
Currency	517,397
Energy	(307,946)
Index	48,049
Interest	(700,411)
Metals	(336,081)
Total futures contracts	249,837

Trading costs	(28,828)

Total net trading gain	$221,009

*	Includes both realized gain of $20,098 and unrealized appreciation of $200,911 and is located in net realized and unrealized gain on investments on the Statement of Operations. Amounts exclude foreign currency transactions.

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

The following tables summarize the Master Fund’s netting arrangements:

	Gross Amounts of Recognized	Offset in the Statement of	Net Amount of Assets (Liabilities) in the Statement of
Description	Assets (Liabilities)	Financial Condition	Financial Condition
Futures contacts	$669,417	$(256,258)	$413,159
Total	$669,417	$(256,258)	$413,159

	Net Amount in the Statement of Financial Condition	Cash Collateral Received by Counterparty	Net Amount
Counterparty A	$413,159	$2,236,861	$2,650,020
Total	$413,159	$2,236,861	$2,650,020

Galaxy Plus Fund – Aspect Master Fund (532) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

As of December 31, 2024, the Master Fund had $42,606 receivable from the Onshore Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to the Feeder Fund are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Note 7. Administrator

Formidium Corp. (the “Administrator”) serves as the Master Fund’s Administrator and performs certain administrative and accounting services on behalf of the Master Fund.

Note 8. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2024, are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	8.68%

Ratios to average member’s equity (B):
Net investment income (C)	4.80%
Total expenses	0.30%

(A)	Total return is based on the change in average member’s equity during the year of theoretical investment made at the beginning of the year.

(B)	The total expense and net investment income ratios are computed based on weighted-average member’s equity as a whole for the year ended December 31, 2024.

(C)	The net investment income ratio excludes net realized and unrealized gain on investments.

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

Note 9. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 24, 2025, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Aspect Master Fund (532) LLC
(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2024, is accurate and complete.

/s/ David Young

David Young, President

New Hyde Park Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – Aspect Master Fund (532) LLC

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2024

 Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund — Welton GDP Master Fund (538) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2024, the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2024, and the results of its operations and changes in member’s equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

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

March 24, 2025

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition

December 31, 2024

(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$314,739
Restricted cash - margin balance	600,251
Investments in futures contracts, at fair value (represents unrealized appreciation on open derivative contracts, net)	46,870
Receivable from Onshore Feeder Fund	11,397

Total assets	$973,257

Liabilities and Member’s Equity

Total liabilities	$-

Member’s equity	973257

Total liabilities and member’s equity	$973,257

See notes to financial statements.

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments

December 31, 2024

(Expressed in U.S. Dollars)

	Number of Contracts/ Units	Fair Value	Percent of Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	10	$9,307	0.96%
Currency	5	(3,465)	(0.36)
Energy	6	10,432	1.07
Index	11	(24,982)	(2.57)
Metals	2	490	0.05
Foreign:
Futures contracts:
Energy	1	620	0.06
Index	11	(29,174)	(3)
Interest	19	(18,215)	(1.87)
Metals	11	(30,159)	(3.10)

Total long positions		(85,146)	(8.76)

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	26	13,066	1.34
Currency	47	42,673	4.38
Energy	5	(13,547)	(1.39)
Index	15	3,405	0.35
Interest	27	12,056	1.24
Metals	1	4,287	0.44
Foreign:
Futures contracts:
Index	3	364	0.04
Interest	22	9,792	1.01
Metals[1]	19	59,920	6.16

Total short positions		132,016	13.57

Total investments in futures contracts, at fair value		46,870	4.81%

[1]	No individual position is greater than 5% of member’s equity

See notes to financial statements.

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Statement of Operations

For the year ended December 31, 2024

(Expressed in U.S. Dollars)

Investment income:
Interest income	$53,002

Total investment income	53,002

Expenses:
Other expenses	1,580

Total expenses	1,580

Net investment income	51,422

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain (loss) from:
Derivative contracts[1]	(206,977)
Foreign currency transactions	1,103

(205,874)

Net increase (decrease) in unrealized appreciation on:
Derivative contacts	(99,757)

(99,757)

Net realized and unrealized loss on investments and foreign currency transactions	(305,631)

Net decrease in member’s equity resulting from operations	$(254,209)

[1]	Includes trading costs.

See notes to financial statements.

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity

For the year ended December 31, 2024

(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$51,422
Net realized loss from derivative contracts and foreign currency transactions	(205,874)
Net increase (decrease) in unrealized appreciation on derivative contracts	(99,757)

Net decrease in member’s equity resulting from operations	(254,209)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	469,237
Payments for redemptions of capital	(1,023,992)

Net decrease in member’s equity resulting from capital transactions	(554,755)

Total decrease	(808,964)

Member’s equity, beginning of year	1,782,221

Member’s equity, end of year	$973,257

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – Welton GDP Feeder Fund (538W) (“LLC538W”), a separated series of the Onshore Platform and Galaxy Plus Fund – Welton GDP Offshore Feeder Fund (538W) Segregated Portfolio (“SPC538W”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2024, SPC538W had not yet commenced operations and LLC538W is the sole member.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $914,990 is held in USD as of December 31, 2024, and is recorded in cash and restricted cash – margin balance on the Statement of Financial Condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2024, included restricted cash for margin requirements of $600,251. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2024 included amounts due to the broker for unsettled trades of $0.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2021 through 2024, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statement of Operations. During the year, the Master Fund did not accrue any interest or penalties.

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

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2024. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2024.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2024. For futures contracts, presentation is gross – as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$29,021	$29,021	$-	$-
Currency	42,673	42,673	-	-
Energy	12,872	12,872	-	-
Index	8,045	8,045	-	-
Interest	22,765	22,765
Metals	69,797	69,797	-	-

Total investment assets at fair value	185,173	185,173	-	-

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(6,648)	(6,648)	-	-
Currency	(3,465)	(3,465)	-	-
Energy	(15,367)	(15,367)	-	-
Index	(58,432)	(58,432)	-	-
Interest	(19,132)	(19,132)
Metals	(35,259)	(35,259)
Total investment liabilities at fair value	(138,303)	(138,303)	-	-

Total net investments at fair value	$46,870	$46,870	$-	$-

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2024.

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

As of December 31, 2024, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	10	$519,320	Agriculture	26	$(849,770)
Currency	5	643,932	Currency	47	(3,978,138)
Energy	7	563,090	Energy	5	(300,545)
Index	22	4,734,875	Index	18	(3,330,494)
Interest	19	3,767,262	Interest	49	(11,947,295)
Metals	13	1,453,885	Metals	20	(2,012,663)

During the year ended December 31, 2024, the Master Fund participated in 12,249 futures contracts transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading Gain (Loss)*
Futures contracts:
Agriculture	$207,624
Currency	(17,460)
Energy	(276,440)
Index	321,114
Interest	(396,862)
Metals	(96,479)
Total futures contracts	(258,503)

Trading costs	(48,231)
Total net trading loss	$(306,734)

*	Includes both realized loss of $206,977 and unrealized depreciation of $99,757 and is located in net realized and unrealized loss on investments on the Statement of Operations. Amounts exclude foreign currency transactions.

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

The following tables summarize the Master Fund’s netting arrangements:

Description	Gross Amounts of Recognized Assets (Liabilities)	Offset in the Statement of Financial Condition	Net Amount of Assets (Liabilities) in the Statement of Financial Condition
Futures contracts	$185,173	$(138,303)	$46,870
Total	$185,173	$(138,303)	$46,870

	Net Amount in the Statement of Financial Condition	Cash Collateral Received by Counterparty	Net Amount
Counterparty A	$46,870	$600,251	$647,121
Total	$46,870	$600,251	$647,121

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

As of December 31, 2024, the Master Fund had $11,397 receivable from the Onshore Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to Feeder Fund are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Note 7. Administrator

Formidium Corp. (the “Administrator”) serves as the Master Fund’s Administrator and performs certain administrative and accounting services on behalf of the Master Fund.

Note 8. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2024 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(21.32)%

Ratios to average member’s equity (B):
Net investment income (C)	3 74%
Total expenses	0.11%

(A)	Total return is based on the change in average member’s equity during the period of theoretical investment made at the beginning of the year.

(B)	The total expense and net investment income ratios are computed based on weighted-average member’s equity as a whole for the year ended December 31, 2024.

(C)	The net investment income ratio excludes net realized and unrealized loss on investments.

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

Note 9. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 24, 2025, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2024 is accurate and complete.

/s/ David Young

David Young, President

New Hyde Park Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – Welton GDP Master Fund (538) LLC

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2024

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund — Volt Diversified Alpha Master Fund (550) LLC (the Fund), which comprise the statement of financial condition as of December 31, 2024, the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2024, and the results of its operations and changes in member’s equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

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

Emphasis Of Matter Regarding Going Concern

As discussed in Note 1 to the financial statements, in August 2024 the sole member fully redeemed its equity from the Fund, raising substantial doubt that the Fund will be able to continue as a going concern. The Sponsor has elected to keep the fund open and plans to find the new seed capital so that the trading can recommence. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

March 24, 2025

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC
(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2024
(Expressed in U.S. Dollars)

Assets

Total assets	$-

Liabilities and Member’s Equity

Total liabilities	$-

Member’s equity	-

Total liabilities and member’s equity	$-

See notes to financial statements.

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC
(A Delaware Limited Liability Company)

Statement of Operations
For the year ended December 31, 2024
(Expressed in U.S. Dollars)

Investment income:
Interest income	$2,145

Total investment income	2,145

Expenses:
Other expenses	1,707

Total expenses	1,707

Net investment income	438

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized loss from:
Derivative contracts[1]	(32,677)
Foreign currency transactions	(86)
(32,763)

Net (increase) decrease in unrealized depreciation on:
Derivative contracts	4,510
4,510

Net realized and unrealized loss on investments and foreign currency transactions	(28,253)

Net decrease in member’s equity resulting from operations	$(27,815)

[1]	Includes trading costs.

See notes to financial statements.

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC
(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the year ended December 31, 2024
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$438
Net realized loss from derivative contracts and foreign currency transactions	(32,763)
Net (increase) decrease in unrealized depreciation on derivative contracts	4,510

Net decrease in member’s equity resulting from operations	(27,815)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	1,480
Payments for redemptions of capital	(126,223)

Net decrease in member’s equity resulting from capital transactions	(124,743)

Total decrease	(152,558)

Member’s equity, beginning of year	152,558

Member’s equity, end of year	$-

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

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or other Master Funds. Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) (“LLC550”), a separated series of the Onshore Platform and Galaxy Plus Fund – Volt Diversified Alpha Offshore Feeder Fund (550) Segregated Portfolio (“SPC550”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2024, SPC550 had not commenced operations and LLC550 is the sole member.

LLC550 and SPC550 are collectively hereafter referred to as the “Feeder Funds”.

In August 2024, LLC550 fully redeemed its equity from the Master Fund raising substantial doubt that the Master Fund will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Sponsor has elected to keep the Master Fund open and plans to find new seed capital so that trading can recommence. As a result, and based on the fact that a formal liquidation plan has not been adopted by the Sponsor, the Master Fund has not adopted the liquidation basis of accounting under FASB ASC 205-30 Presentation of Financial Statements-Liquidation Basis of Accounting.

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund did not hold any cash as of December 31, 2024.

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

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the years ended December 31, 2021 through 2024, remain open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statement of Operations. During the year, the Master Fund did not accrue any interest or penalties.

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2024. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2024.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments. As of December 31, 2024, the Master Fund held no investments.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2024.

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

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2024, the Master Fund had no open derivative contracts or related notional balances.

During the year ended December 31, 2024, the Master Fund participated in 462 futures contract transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading Gain (Loss)*
Futures contracts:
Agriculture	$(9,567)
Currency	(14,906)
Energy	(1,820)
Index	552
Interest	2,680
Metals	(4,000)
Total futures contracts	(27,062)

Trading costs	(1,105)

Total net trading loss	$(28,167)

*	Includes both realized loss of $32,677 and unrealized appreciation of $4,510 and is located in net realized and unrealized loss on investments on the Statement of Operations. Amounts exclude foreign currency transactions.

Note 5.	Administrator

Formidium Corp. (the “Administrator”) serves as the Master Fund’s Administrator and performs certain administrative and accounting services on behalf of the Master Fund.

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC
(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6.	Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2024 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(28.45)%

Ratios to average member’s equity (B):
Net investment income (C)	0.38%
Total expenses	1.49%

(A)	Total return is based on the change in average member’s equity during the period of a theoretical investment made at the beginning of the year.

(B)	The total expense and net investment income ratios are computed based upon weighted-average member’s equity as a whole for the year ended December 31, 2024.

(C)	The net investment income ratio excludes net realized and unrealized loss on investments.

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

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 24, 2025, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of and for the year ended December 31, 2024, is accurate and complete.

/s/ David Young

David Young, President

New Hyde Park Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – Volt Diversified Alpha Master Fund (550) LLC

Galaxy Plus Fund – Horizon3 Master Fund (577) LLC

(A Delaware Limited Liability Company)

The attached annual report is filed under exemption pursuant to Section 4.7 of the regulations under the Commodity Exchange Act.

Financial Report

December 31, 2024

Independent Auditor’s Report

Managing Member

Galaxy Plus Fund LLC

Opinion

We have audited the financial statements of Galaxy Plus Fund — Horizon3 Master Fund (577) LLC (the Fund), which comprise the statement of financial condition, including the condensed schedule of investments, as of December 31, 2024, the related statements of operations and changes in member’s equity for the year then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2024, and the results of its operations and changes in member’s equity for the year then ended in accordance with accounting principles generally accepted in the United States of America.

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

/s/ RSM US LLP

Denver, Colorado

March 24, 2025

Galaxy Plus Fund – Horizon3 Master Fund (577) LLC

(A Delaware Limited Liability Company)

Statement of Financial Condition
December 31, 2024
(Expressed in U.S. Dollars)

Assets

Equity in commodity trading accounts at clearing brokers:
Cash	$182,866
Restricted cash - margin balance	364,751
Investments in futures contracts, at fair value (represents unrealized appreciation on open derivative contracts, net)	57,663
Receivable from Onshore Feeder Fund	9,395
Total assets	$614,675
Liabilities and Member’s Equity

Total liabilities	$-

Member’s equity	614,675

Total liabilities and member’s equity	$614,675

See notes to financial statements.

Galaxy Plus Fund – Horizon3 Master Fund (577) LLC

(A Delaware Limited Liability Company)

Condensed Schedule of Investments
December 31, 2024
(Expressed in U.S. Dollars)

	Number of Contracts/ Units	Fair Value	Percent of Member’s Equity
Long positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	7	$716	0.12%
Currency	8	10,181	1.66
Interest	12	2,363	0.38
Metals	2	(17,925)	(2.92)
Foreign:
Futures contracts:
Agriculture	7	4,343	0.71
Index	5	(3,222)	(0.52)
Interest	21	(7,119)	(1.16)
Metals	8	(4,973)	(0.81)

Total long positions		(15,636)	(2.54)

Short positions:
Derivative contracts:
Domestic (United States):
Futures contracts:
Agriculture	6	(6,132)	(1.00)
Currency[1]	62	36,935	6.01
Index	15	10,155	1.65
Interest	3	11,250	1.83
Foreign:
Futures contracts:
Index	14	8,713	1.42
Interest	9	9,593	1.56
Metals	2	2,785	0.45

Total short positions		73,299	11.92

Investments in futures contracts, at fair value		$57,663	9.38%

[1]	No individual position is greater than 5% of member’s equity.

See notes to financial statements.

Galaxy Plus Fund – Horizon3 Master Fund (577) LLC

(A Delaware Limited Liability Company)

Statement of Operations
For the year ended December 31, 2024
(Expressed in U.S. Dollars)

Investment income:
Interest income	$35,192

Total investment income	35,192

Expenses:
Other expenses	34,211

Total expenses	34,211

Net investment income	981

Realized and unrealized gain (loss) on investments and foreign currency transactions:
Net realized gain (loss) from:
Derivative contracts[1]	(286,593)
Foreign currency transactions	612
(285,981)

Net increase (decrease) in unrealized appreciation on:
Derivative contracts	57,663
57,663

Net realized and unrealized loss on investments and foreign currency transactions	(228,318)

Net decrease in member’s equity resulting from operations	$(227,337)

[1]	Includes trading costs

See notes to financial statements.

Galaxy Plus Fund – Horizon3 Master Fund (577) LLC

(A Delaware Limited Liability Company)

Statement of Changes in Member’s Equity
For the year ended December 31, 2024
(Expressed in U.S. Dollars)

Changes in member’s equity from operations:
Net investment income	$981
Net realized loss from derivative contracts and foreign currency transactions	(285,981)
Net increase (decrease) in unrealized appreciation on derivative contracts	57,663

Net decrease in member’s equity resulting from operations	(227,337)

Changes in member’s equity from capital transactions:
Proceeds from issuance of capital	1,500,000
Payments for redemptions of capital	(657,988)

Net increase in member’s equity resulting from capital transactions	842,012

Total increase	614,675

Member’s equity, beginning of year	-

Member’s equity, end of year	$614,675

See notes to financial statements.

Galaxy Plus Fund – Horizon3 Master Fund (577) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 1. Organization and Structure

Galaxy Plus Fund – Horizon3 Master Fund (577) LLC (the “Master Fund”) was formed in Delaware as a limited liability company on November 27, 2023 and commenced operations on January 1, 2024. The Master Fund was created to serve as the trading entity managed by Horizon3 Investment Management LLP (the “Trading Advisor”) pursuant to its Horizon3 Programme (the “Program”). The Program is a global macro CTA strategy that trades a highly diversified portfolio from a universe of 125 markets in FX and Futures in commodity and financial markets. Sectors traded include equity indices, interest rates, bonds, currencies from developed and emerging markets, precious and base metals, energies, grains, meats and softs.

The Master Fund and other separately formed Delaware limited liability companies (“Other Master Funds”) are investment vehicles available under the Galaxy Plus Managed Account Platform (the “Platform”). The Master Fund and the Platform are sponsored by New Hyde Park Alternative Funds, LLC (the “Sponsor” or “NHPAF”) as a means of making available, to qualified high net-worth individuals and institutional investors (including funds of hedge funds) (“Investors”), a variety of third-party professional managed futures and foreign exchange advisors (“Advisors”). The Trading Advisor is not affiliated with the Sponsor.

NHPAF was formed in October 2013 and its principal office is located in Wheaton, Illinois. NHPAF is registered with the U.S. Commodity Futures Trading Commission (CFTC) as a commodity pool operator and commodity trading advisor and is a member of the National Futures Association (NFA).

Galaxy Plus Fund LLC, a Delaware Series Limited Liability Company (the “Onshore Platform”), and Galaxy Plus Fund SPC, a Cayman Islands Segregated Portfolio Company (the “Offshore Platform”) serve as the feeder funds for the Platform and invest substantially all of the assets of the respective segregated portfolios (each a “Fund”) in the Master Fund or Other Master funds. Galaxy Plus Fund LLC – Horizon3 Feeder Fund (577) (“LLC577”), a separated series of the Onshore Platform and Galaxy Plus Fund – Horizon3 Offshore Feeder Fund (577) Segregated Portfolio (“SPC577”), a segregated portfolio of the Offshore Platform, can each invest in the Master Fund. As of December 31, 2024, SPC577 had not yet commenced operations and LLC577 is the sole member.

LLC577 and SPC577 are collectively hereafter referred to as the “Feeder Funds”.

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

Galaxy Plus Fund – Horizon3 Master Fund (577) LLC

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

Cash and restricted cash: Cash held in the commodity trading accounts at clearing broker consists of either cash maintained in the custody of the broker, a portion of which is required margin for open positions, or amounts due to/from the broker for margin or unsettled trades. The Master Fund may also hold cash in a non-interest bearing USD commercial bank account. The Master Fund holds various currencies at the clearing broker, of which $544,038 is held in USD and a balance of $3,579 in foreign currencies as of December 31, 2024, and are recorded in cash and restricted cash – margin balance on the Statement of Financial Condition. The non-U.S. currencies fluctuate in value on a daily basis relative to the USD. A portion of this cash is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of December 31, 2024 included restricted cash for margin requirements of $364,751. This cash becomes unrestricted when the underlying positions to which it is applicable are liquidated. Cash with the clearing broker as of December 31, 2024 included amounts due to the broker for unsettled trades of $0.

Offsetting of amounts related to certain contracts: When the requirements are met, the Master Fund offsets certain fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement (See Note 5).

Galaxy Plus Fund – Horizon3 Master Fund (577) LLC

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

Galaxy Plus Fund – Horizon3 Master Fund (577) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Income taxes: The Master Fund will not be subject to United States federal income taxation other than certain withholding taxes. The Master Fund evaluates tax positions taken or expected to be taken to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Master Fund has determined that there is no tax liability resulting from uncertain income tax positions taken or expected to be taken with respect to all open tax years. The Master Fund’s U.S. Federal tax returns for the year ended December 31, 2024, remains open. The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statement of Operations. During the year, the Master Fund did not accrue any interest or penalties.

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

Galaxy Plus Fund – Horizon3 Master Fund (577) LLC

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

A description of the valuation methodologies applied to the Master Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows. Inputs that are used in determining fair value of an investment may include price information, credit data, volatility statistics, and other factors. These inputs can be either observable or unobservable. All of the inputs for the Master Fund were observable as of December 31, 2024. The availability of observable inputs can vary between investments and is affected by various factors such as type of investment and the volume and level of activity for that investment or similar investments in the marketplace.

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

The Master Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Master Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among levels 1, 2, and 3 during the year ended December 31, 2024.

The inputs or methodologies used for valuing investments are not necessarily indicative of the risk associated with investing in those instruments.

Galaxy Plus Fund – Horizon3 Master Fund (577) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The following tables present the classification of derivatives, by type, into the fair value hierarchy levels as of December 31, 2024. For futures contracts, presentation is gross - as an asset if in a gain position and a liability if in a loss position.

		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative contracts:
Futures contracts:
Agriculture	$5,123	$5,123	$-	$-
Currency	47,116	47,116	-	-
Index	23,864	23,864	-	-
Interest	25,213	25,213	-	-
Metals	2,785	2,785	-	-
Total investment assets at fair value	104,101	104,101	-	-

Liabilities:
Derivative contracts:
Futures contracts:
Agriculture	(6,196)	(6,196)	-	-
Index	(8,218)	(8,218)	-	-
Interest	(9,126)	(9,126)	-	-
Metals	(22,898)	(22,898)	-	-
Total investment liabilities at fair value	(46,438)	(46,438)	-	-
Total net investments at fair value	$57,663	$57,663	$-	$-

Galaxy Plus Fund – Horizon3 Master Fund (577) LLC

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded derivative financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded. At any point in time, the credit risk for OTC derivatives is limited to the net unrealized gain for each counterparty for which a netting agreement exists, if any. In a similar fashion, liabilities represent net amounts owed to counterparties. The credit risk exposure for the Master Fund’s outstanding OTC derivatives was $0 at December 31, 2024.

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

Galaxy Plus Fund – Horizon3 Master Fund (577) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

The Master Fund has a substantial portion of its assets on deposit with counterparties. In the event of a counterparty’s insolvency, recovery of the Master Fund’s assets on deposit may be limited to account insurance or other protection afforded such deposits.

The notional value represents amounts related to the Master Fund’s stock exchange indices, commodities, interest rate and foreign currencies upon which the fair value of the futures contracts held by the Master Fund are based. Notional values do not represent the current fair value of, and are not necessarily indicative of the future cash flows of the Master Fund’s futures contracts. Further, the underlying price changes in relation to variables specified by the notional values affects the fair value of these derivative financial instruments. Theoretically, the Master Fund’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short. As of December 31, 2024, the Master Fund had open futures contracts with the following notional values by sector:

Description	Quantity	Notional Value	Description	Quantity	Notional Value
Long:			Short:
Agriculture	14	$262,901	Agriculture	6	$(167,718)
Currency	8	798,860	Currency	62	(2,323,676)
Index	5	424,400	Index	29	(4,605,913)
Interest	33	8,288,678	Interest	12	(2,281,770)
Metals	10	555,169	Metals	2	(237,060)

During the year ended December 31, 2024, the Master Fund participated in 1,672 futures contracts transactions.

Below is a summary of net trading gains and (losses) by investment type and industry:

Net Trading Gain (Loss)*
Futures contracts:
Agriculture	$(59,194)
Currency	126,431
Energy	(40,480)
Index	(187,082)
Interest	(21,483)
Metals	(26,238)
Total futures contracts	(208,046)

Trading costs	(20,884)

Total net trading loss	$(228,930)

*	Includes both realized loss of $286,593 and unrealized appreciation of $57,663 and is located in net realized and unrealized loss on investments on the Statement of Operations. Amounts exclude foreign currency transactions.

Galaxy Plus Fund – Horizon3 Master Fund (577) LLC

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

The following tables summarize the Master Fund’s netting arrangements:

Description	Gross Amounts of Recognized Assets (Liabilities)	Offset in the Statement of Financial Condition	Net Amount of Assets (Liabilities) in the Statement of Financial Condition
Futures contracts	$104,101	$(46,438)	$57,663
Total	$104,101	$(46,438)	$57,663

	Net Amount in the Statement of Financial Condition	Cash Collateral Received by Counterparty	Net Amount
Counterparty A	$57,663	$364,751	$422,414
Total	$57,663	$364,751	$422,414

Galaxy Plus Fund – Horizon3 Master Fund (577) LLC

(A Delaware Limited Liability Company)

Notes to Financial Statements

Note 6. Related Parties

As of December 31, 2024, the Master Fund had $9,395 receivable from the Onshore Feeder Fund, as reflected in the Statement of Financial Condition. Generally, receivables and payables from/to Feeder Fund are a result of timing differences of cash movements related to capital activity at the Feeder Fund level.

Note 7. Administrator

Formidium Corp. (the “Administrator”) serves as the Master Fund’s administrator and performs certain administrative and accounting services on behalf of the Master Fund.

Note 8. Financial Highlights

Financial highlights of the Master Fund for the year ended December 31, 2024 are presented in the table below. The information has been derived from information presented in the financial statements.

Total return (A)	(22.25)%

Ratios to average member’s equity (B):
Net investment income (C)	0.09%
Total expenses	3.19%

(A)	Total return is based on the change in average member’s equity during the year of theoretical investment made at the beginning of the year.

(B)	The total expense and net investment income ratios are computed based on weighted-average member’s equity as a whole for the year ended December 31, 2024.

(C)	The net investment income ratio excludes net realized and unrealized loss on investments.

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

Note 9. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the Master Fund’s financial statements through March 24, 2025, the date the financial statements were available for issuance. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Master Fund’s financial statements through this date.

Galaxy Plus Fund – Horizon3 Master Fund (577) LLC

(A Delaware Limited Liability Company)

Oath and Affirmation of the Commodity Pool Operator

To the best of the knowledge and belief of the undersigned, the information contained in the annual report as of, and for the year ended December 31, 2024, is accurate and complete.

/s/ David Young
David Young, President

New Hyde Park Alternative Funds, LLC — Sponsor

Galaxy Plus Fund – Horizon3 Master Fund (577) LLC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Funds
(Registrant)

Date: March 31, 2025	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: March 31, 2025	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Balanced Fund,
a Series of Frontier Funds
(Registrant)

Date: March 31, 2025	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: March 31, 2025	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Fund,
a Series of Frontier Funds
(Registrant)

Date: March 31, 2025	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: March 31, 2025	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Global Fund,
a Series of Frontier Funds
(Registrant)

Date: March 31, 2025	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: March 31, 2025	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Fund,
a Series of Frontier Funds (Registrant)

Date: March 31, 2025	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: March 31, 2025	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long Short Commodity Fund,
a Series of Frontier Funds (Registrant)

Date: March 31, 2025	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: March 31, 2025	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Fund,
a Series of Frontier Funds (Registrant)

Date: March 31, 2025	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: March 31, 2025	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Fund,
a Series of Frontier Funds (Registrant)

Date: March 31, 2025	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: March 31, 2025	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds