Form 10-Q
period 2025-03-31
Frontier Funds; Frontier Heritage Fund; Frontier Masters Fund; Frontier Select Fund; Frontier Long/Short Commodity Fund; Frontier Diversified Fund; Frontier Balanced Fund; Frontier Global Fund
filed 2025-05-15
CIK 1261379, 1389123, 1450722, 1389125, 1389128, 1450720, 1389122, 1389124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The Frontier Funds’ units of beneficial interest are not traded on any market and, accordingly, do not have an aggregate market value. Units outstanding as of March 31, 2025 were: 15,406 for the Frontier Diversified Fund, 4,511 for the Frontier Masters Fund, 5,877 for the Frontier Long/Short Commodity Fund, 55,188 for the Frontier Balanced Fund, 14,185 for the Frontier Select Fund, 6,751 for the Frontier Global Fund and 13,207 for the Frontier Heritage Fund.

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF MARCH 31, 2025, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

ii

The Series of Frontier Funds

Consolidated Statements of Financial Condition

March 31, 2025 (Unaudited) and December 31, 2024

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	3/31/2025	12/31/2024	3/31/2025	12/31/2024	3/31/2025	12/31/2024
ASSETS
Cash and cash equivalents	$1,331	$30,763	$675	$17,336	$551	$17,526
U.S. Treasury securities, at fair value	1,923	1,945	974	1,096	796	1,108
Investments in private investment companies, at fair value	731,788	924,439	210,998	269,394	201,755	239,475
Investments in unconsolidated trading companies, at fair value	20,372	23,131	10,321	13,036	8,429	13,179
Interest receivable	54	160	27	90	22	91
Receivable from related parties	278	-	141	-	115	-
Redemptions receivable from private investment companies	35,391	-	13,545	-	12,845	-

Total Assets	$791,137	$980,438	$236,681	$300,952	$224,513	$271,379

LIABILITIES & CAPITAL

LIABILITIES
Interest payable to Managing Owner	$-	$-	$-	$-	$11	$18
Redemptions payable	-	-	3,185	-	950	-
Service fees payable to Managing Owner	25	30	11	15	2	3
Trading fees payable to Managing Owner	2,606	3,057	1,505	1,767	632	695
Subscriptions in advance for service fee rebates	22,650	22,650	31,725	31,725	393	393
Other liabilities	361	363	182	204	149	205

Total Liabilities	$25,642	$26,100	$36,608	$33,711	$2,137	$1,314

CAPITAL
Managing Owner - Class 2	4,604	5,409	2,155	3,110	274	317
Managing Owner - Class 2a	-	-	-	-	1,499	3,909
Managing Owner - Class 3	3,258	7,684	-	-	-	-
Managing Owner - Class 3a	-	-	-	-	527	607
Limited Owner - Class 2	111,840	131,392	50,204	64,129	4,309	4,984
Limited Owner - Class 2a	-	-	-	-	7,719	8,890
Limited Owner - Class 3	645,793	809,853	147,714	200,002	159,228	191,887
Limited Owner - Class 3a	-	-	-	-	48,820	59,471

Total Owners’ Capital	765,495	954,338	200,073	267,241	222,376	270,065

Total Capital	765,495	954,338	200,073	267,241	222,376	270,065

Total Liabilities and Capital	$791,137	$980,438	$236,681	$300,952	$224,513	$271,379

Units Outstanding
Class 2	2,237	2,237	1,137	1,165	113	113
Class 2a	N/A	N/A	N/A	N/A	335	403
Class 3	13,169	14,128	3,374	3,648	3,749	3,906
Class 3a	N/A	N/A	N/A	N/A	1,680	1,777

Net Asset Value per Unit
Class 2	$52.06	$61.16	$46.05	$57.71	$40.48	$46.82
Class 2a	N/A	N/A	N/A	N/A	$27.54	$31.72
Class 3	$49.29	$57.87	$43.77	$54.82	$42.47	$49.12
Class 3a	N/A	N/A	N/A	N/A	$29.38	$33.81

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Financial Condition

March 31, 2025 (Unaudited) and December 31, 2024

	Frontier Balanced Fund		Frontier Select Fund
	3/31/2025	12/31/2024	3/31/2025	12/31/2024
ASSETS
Cash and cash equivalents	$5,023	$76,744	$1,142	$23,606
U.S. Treasury securities, at fair value	7,253	4,851	1,649	1,492
Investments in private investment companies, at fair value	2,990,925	3,616,091	424,451	563,791
Investments in unconsolidated trading companies, at fair value	76,833	57,707	17,465	17,750
Interest receivable	202	400	46	123
Receivable from related parties	1,047	-	238	-
Redemptions receivable from private investment companies	103,851	-	24,367	-

Total Assets	$3,185,134	$3,755,793	$469,358	$606,762

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$1,202	$-	$-	$-
Interest payable to Managing Owner	614	700	130	215
Service fees payable to Managing Owner	4,851	5,929	1,059	1,478
Trading fees payable to Managing Owner	11,466	13,196	1,694	2,202
Subscriptions in advance for service fee rebates	418,245	416,816	22,915	22,838
Other liabilities	1,351	907	308	276

Total Liabilities	437,729	437,548	26,106	27,009

CAPITAL
Managing Owner - Class 2	25,404	29,935	4,617	6,712
Managing Owner - Class 2a	2,549	13,359	-	-
Limited Owner - Class 1	2,049,149	2,478,195	413,065	541,125
Limited Owner - Class 1AP	35,724	42,095	4,810	6,004
Limited Owner - Class 2	526,667	620,599	20,760	25,912
Limited Owner - Class 3a	107,912	134,062	-	-

Total Owners’ Capital	2,747,405	3,318,245	443,252	579,753

Total Capital	2,747,405	3,318,245	443,252	579,753

Total Liabilities and Capital	$3,185,134	$3,755,793	$469,358	$606,762

Units Outstanding
Class 1	46,327	47,196	13,612	14,181
Class 1AP	587	587	115	115
Class 2	6,726	6,726	458	471
Class 2a	36	158	N/A	N/A
Class 3a	1,512	1,595	N/A	N/A

Net Asset Value per Unit
Class 1	$44.23	$52.51	$30.35	$38.16
Class 1AP	$60.86	$71.72	$41.80	$52.17
Class 2	$82.08	$96.71	$55.46	$69.23
Class 2a	$71.64	$84.35	N/A	N/A
Class 3a	$71.38	$84.06	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Financial Condition

March 31, 2025 (Unaudited) and December 31, 2024

	Frontier Global Fund		Frontier Heritage Fund
	3/31/2025	12/31/2024	3/31/2025	12/31/2024
ASSETS
Cash and cash equivalents	$-	$43,072	$2,858	$56,774
U.S. Treasury securities, at fair value	-	2,723	4,127	3,589
Investments in private investment companies, at fair value	770,028	985,419	936,788	1,149,833
Investments in unconsolidated trading companies, at fair value	-	32,387	43,721	42,692
Interest receivable	-	224	115	296
Receivable from related parties	-	-	596	-
Redemptions receivable from private investment companies	71,332	-	41,645	-

Total Assets	$841,360	$1,063,825	$1,029,850	$1,253,184

LIABILITIES & CAPITAL

LIABILITIES
Interest payable to Managing Owner	$125	$321	$297	$425
Service fees payable to Managing Owner	1,624	2,105	2,023	2,495
Trading fees payable to Managing Owner	3,598	3,984	4,036	4,540
Payables to related parties	2,414	-	-
Subscriptions in advance for service fee rebates	166,338	166,099	91,332	90,620
Other liabilities	-	508	771	673

Total Liabilities	174,099	173,017	98,459	98,753

CAPITAL
Managing Owner - Class 2	7,207	10,129	9,376	13,334
Limited Owner - Class 1	642,724	859,439	859,383	1,064,870
Limited Owner - Class 1AP	-	-	5,984	7,282
Limited Owner - Class 2	17,330	21,240	56,648	68,945

Total Owners’ Capital	667,261	890,808	931,391	1,154,431

Total Capital	667,261	890,808	931,391	1,154,431

Total Liabilities and Capital	$841,360	$1,063,825	$1,029,850	$1,253,184

Units Outstanding
Class 1	6,604	7,152	12,617	12,751
Class 1AP	-	-	64	64
Class 2	147	153	526	539

Net Asset Value per Unit
Class 1	$97.33	$120.17	$68.11	$83.51
Class 1AP	N/A	N/A	$93.81	$114.16
Class 2	$167.05	$204.73	$125.53	$152.78

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedule of Investments

March 31, 2025 (Unaudited)

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
		% of Total Capital		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)

PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$158,005	20.64%	$-	0.00%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	116,493	15.22%	-	0.00%	-	0.00%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	62,984	8.23%	31,432	15.71%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	195,968	25.60%	-	0.00%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	149,305	19.50%	142,827	71.39%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	49,033	6.41%	36,739	18.36%	48,943	22.01%
Galaxy Plus Fund - Rosetta Program Feeder Fund (522) LLC (formerly known as Galaxy Plus Fund - LRR Feeder Fund (522) LLC)	-	0.00%	-	0.00%	152,812	68.72%
Total Private Investment Companies	$731,788	95.60%	$210,998	105.46%	$201,755	90.73%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$20,372	2.66%	$10,321	5.16%	$8,429	3.79%
Total Investment in Unconsolidated Trading Companies	$20,372	2.66%	$10,321	5.16%	$8,429	3.79%

U.S. TREASURY SECURITIES (1)
FACE VALUE	Fair Value		Fair Value		Fair Value
US Treasury Note 6.875% due 08/15/2025	$1,923	0.25%	$974	0.49%	$796	0.36%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value
US Treasury Note 6.875% due 08/15/2025 (1)	$1,898		$961		$785

Additional Disclosure on U.S. Treasury Securities	Cost		Cost		Cost
US Treasury Note 6.875% due 08/15/2025 (1)	$2,023		$1,025		$837

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedule of Investments

March 31, 2025 (Unaudited)

	Frontier		Frontier
	Balanced Fund		Select Fund
		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$210,817	7.67%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	474,081	17.26%	-	0.00%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	384,349	13.99%	276,390	62.36%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	702,673	25.58%	-	0.00%
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	150,151	5.47%	62,371	14.07%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	884,946	32.21%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	183,908	6.69%	85,690	19.33%
Total Private Investment Companies	$2,990,925	108.87%	$424,451	95.76%

INVESTMENT IN UNCONSOLIDATED COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$76,833	2.80%	$17,465	3.94%
Total Investment in Unconsolidated Trading Companies	$76,833	2.80%	$17,465	3.94%

U.S. TREASURY SECURITIES (1)
FACE VALUE	Fair Value		Fair Value

US Treasury Note 6.875% due 08/15/2025	$7,253	0.26%	$1,649	0.37%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value

US Treasury Note 6.875% due 08/15/2025 (1)	$7,157		$1,627

Additional Disclosure on U.S. Treasury Securities	Cost		Cost

US Treasury Note 6.875% due 08/15/2025 (1)	$7,629		$1,734

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedule of Investments

March 31, 2025 (Unaudited)

	Frontier		Frontier
	Global Fund		Heritage Fund
		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)

PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$770,028	115.40%	$663,984	71.29%
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	-	-	187,114	20.09%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	-	85,690	9.20%
Total Private Investment Companies	$770,028	115.40%	$936,788	100.58%

INVESTMENT IN UNCONSOLIDATED COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$-	0.00%	$43,721	4.69%
Total Investment in Unconsolidated Trading Companies	$-	0.00%	$43,721	4.69%

U.S. TREASURY SECURITIES (1)
FACE VALUE	Fair Value		Fair Value

US Treasury Note 6.875% due 08/15/2025	$-	0.00%	$4,127	0.44%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value

US Treasury Note 6.875% due 08/15/2025 (1)	$-		$4,072

Additional Disclosure on U.S. Treasury Securities	Cost		Cost

US Treasury Note 6.875% due 08/15/2025 (1)	$-		$4,341

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

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

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

December 31, 2024

	Frontier		Frontier
	Balanced Fund		Select Fund
		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$267,881	8.07%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	462,054	13.92%	-	0.00%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	500,760	15.09%	333,552	57.53%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	780,969	23.54%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,082,825	32.63%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	293,875	8.86%	140,978	24.32%
Galaxy Plus Fund – Horizon3 Feeder Fund (577) LLC	227,727	6.86%	89,261	15.40%
Total Private Investment Companies	$3,616,091	108.97%	$563,791	97.25%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$57,707	1.74%	$17,750	3.06%
Total Investment in Unconsolidated Trading Companies	$57,707	1.74%	$17,750	3.06%

U.S. TREASURY SECURITIES (1)
	Fair Value		Fair Value

US Treasury Note 6.875% due 08/15/2025	$4,851	0.15%	$1,492	0.26%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value

US Treasury Note 6.875% due 08/15/2025 (1)	$4,764		$1,465

Additional Disclosure on U.S. Treasury Securities	Cost		Cost

US Treasury Note 6.875% due 08/15/2025 (1)	$5,078		$1,562

*	Except for those items disclosed, no individual futures, or forwards position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

December 31, 2024

	Frontier		Frontier
	Global Fund		Heritage Fund
		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$985,419	110.62%	$793,570	68.74%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	-	130,134	11.27%
Galaxy Plus Fund – Horizon3 Feeder Fund (577) LLC	-	-	226,129	19.59%
Total Private Investment Companies	$985,419	110.62%	$1,149,833	99.60%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$32,387	3.64%	$42,692	3.70%
Total Investment in Unconsolidated Trading Companies	$32,387	3.64%	$42,692	3.70%

U.S. TREASURY SECURITIES (1)
	Fair Value		Fair Value

US Treasury Note 6.875% due 08/15/2025	$2,723	0.31%	$3,589	0.31%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value

US Treasury Note 6.875% due 08/15/2025 (1)	$2,674		$3,524

Additional Disclosure on U.S. Treasury Securities	Cost		Cost

US Treasury Note 6.875% due 08/15/2025 (1)	$2,850		$3,756

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2025 and 2024

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	3/31/2025	3/31/2024	3/31/2025	3/31/2024	3/31/2025	3/31/2024
Investment income:
Interest - net	$666	$988	$273	$424	$208	$701

Total Income	666	988	273	424	208	701

Expenses:
Service Fees - Class 1	79	125	37	55	7	21
Due Diligence Fees	256	444	71	113	20	40
Trading Fees	8,033	13,016	4,795	6,732	1,894	4,942

Total Expenses	8,368	13,585	4,903	6,900	1,921	5,003

Investment (loss) - net	(7,702)	(12,597)	(4,630)	(6,476)	(1,713)	(4,302)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	(108,537)	245,776	(45,050)	108,256	(20,438)	(8,217)
Net realized gain/(loss) on private investment companies	(16,984)	(9,075)	(2,070)	778	(12,392)	(9,950)
Net realized gain/(loss) on U.S. Treasury securities	(399)	(375)	(162)	(163)	(147)	(328)
Net unrealized gain/(loss) on U.S. Treasury securities	(10)	(26)	(4)	(17)	(4)	(38)
Change in fair value of investments in unconsolidated trading companies	(2,457)	(1,716)	(1,120)	(201)	(1,012)	(48)

Net gain/(loss) on investments	(128,387)	234,584	(48,406)	108,653	(33,993)	(18,581)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(136,089)	221,987	(53,036)	102,177	(35,706)	(22,883)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(136,089)	$221,987	$(53,036)	$102,177	$(35,706)	$(22,883)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	N/A	N/A	N/A	N/A	N/A	N/A
Class 2	$(9.10)	$11.32	$(11.66)	$19.66	$(6.34)	$(2.30)
Class 2a	N/A	N/A	N/A	N/A	$(4.18)	$(1.14)
Class 3	$(8.58)	$10.73	$(11.05)	$18.70	$(6.65)	$(2.42)
Class 3a	N/A	N/A	N/A	N/A	$(4.43)	$(1.18)

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2025 and 2024

	Frontier Balanced Fund		Frontier Select Fund
	3/31/2025	3/31/2024	3/31/2025	3/31/2024

Investment income:
Interest - net	$77	$159	$-	$-

Total Income/(loss)	77	159	-	-

Expenses:
Service Fees - Class 1	16,881	29,610	3,525	5,686
Trading Fees	36,157	57,483	5,432	8,034

Total Expenses	53,038	87,093	8,957	13,720

Investment (loss) - net	(52,961)	(86,934)	(8,957)	(13,720)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	(376,484)	909,850	(80,658)	133,369
Net realized gain/(loss) on private investment companies	(72,669)	(46,428)	(23,970)	16,874
Net realized gain/(loss) on U.S. Treasury securities	(1,364)	(1,250)	(307)	(348)
Net unrealized gain/(loss) on U.S. Treasury securities	(34)	(134)	(8)	(40)
Change in fair value of investments in unconsolidated trading companies	(9,715)	(1,112)	(2,078)	(142)

Net gain/(loss) on investments	(460,266)	860,926	(107,021)	149,713

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(513,227)	773,992	(115,978)	135,993

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(513,227)	$773,992	$(115,978)	$135,993

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(8.28)	$9.73	$(7.81)	$8.07
Class 1AP	$(10.86)	$13.62	$(10.37)	$11.25
Class 2	$(14.63)	$18.38	$(13.77)	$14.93
Class 2a	$(12.71)	$16.05	N/A	N/A
Class 3a	$(12.68)	$16.00	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2025 and 2024

	Frontier Global Fund		Frontier Heritage Fund
	3/31/2025	3/31/2024	3/31/2025	3/31/2024
Investment income:
Interest - net	$-	$-	$-	$-

Total Income	-	-	-	-

Expenses:
Service Fees - Class 1	5,763	9,440	7,243	11,303
Trading Fees	11,649	16,160	12,795	19,237

Total Expenses	17,412	25,600	20,038	30,540

Investment (loss) - net	(17,412)	(25,600)	(20,038)	(30,540)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	(146,069)	412,036	(157,545)	158,652
Net realized gain/(loss) on private investment companies	2,226	23,937	(28,515)	95,766
Net realized gain/(loss) on U.S. Treasury securities	(334)	(419)	(569)	(334)
Net unrealized gain/(loss) on U.S. Treasury securities	(7)	(49)	(14)	(40)
Change in fair value of investments in unconsolidated trading companies	(2,236)	(142)	(4,107)	(689)

Net gain/(loss) on investments	(146,420)	435,363	(190,750)	253,355

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(163,832)	409,763	(210,788)	222,815

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(163,832)	$409,763	$(210,788)	$222,815

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(22.84)	$49.96	$(15.40)	$15.21
Class 1AP	N/A	N/A	$(20.35)	$21.38
Class 2	$(37.68)	$84.88	$(27.25)	$28.62

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended March 31, 2025

	Frontier Diversified Fund						Frontier Masters Fund
	Class 2	Class 2	Class 3	Class 3			Class 2	Class 2	Class 3	Class 3
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total

Owners’ Capital, December 31, 2024	$5,409	$131,392	$7,684	$809,853	$-	$954,338	$3,110	$64,129	$-	$200,002	$-	$267,241

Redemption of Units	-	-	(3,750)	(49,004)	-	(52,754)	(400)	(1,226)	-	(12,506)	-	(14,132)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(805)	(19,552)	(676)	(115,056)	-	(136,089)	(555)	(12,699)	-	(39,782)	-	(53,036)

Owners’ Capital, March 31, 2025	$4,604	$111,840	$3,258	$645,793	$-	$765,495	$2,155	$50,204	$-	$147,714	$-	$200,073

Owners’ Capital - Units, December 31, 2024	89	2,148	133	13,995	-	16,365	53	1,112	-	3,648	-	4,813

Redemption of Units (including transfers)	-	-	(67)	(892)	-	(959)	(7)	(21)	-	(274)	-	(302)

Owners’ Capital - Units, March 31, 2025	89	2,148	66	13,103	-	15,406	46	1,091	-	3,374	-	4,511

Net asset value per unit at December 31, 2024		$61.16		$57.87				$57.71		$54.82

Change in net asset value per unit for the three months ended March 31, 2025		(9.10)		(8.58)				(11.66)		$(11.05)

Net asset value per unit at March 31, 2025		$52.06		$49.29				$46.05		$43.77

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended March 31, 2025

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 2a		Class 3a
	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total

Owners’ Capital, December 31, 2024	$317	$4,984	$191,887	$3,909	$8,890	$607	$59,471	$-	$270,065

Redemption of Units	-	-	(6,998)	(2,100)	-	-	(2,885)	-	(11,983)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(43)	(675)	(25,661)	(310)	(1,171)	(80)	(7,766)	-	(35,706)

Owners’ Capital, March 31, 2025	$274	$4,309	$159,228	$1,499	$7,719	$527	$48,820	$-	$222,376

Owners’ Capital - Units, December 31, 2024	7	106	3,906	123	280	18	1,759	-	6,199

Redemption of Units (including transfers)	-	-	(157)	(68)	-	-	(97)	-	(322)

Owners’ Capital - Units, March 31, 2025	7	106	3,749	55	280	18	1,662	-	5,877

Net asset value per unit at December 31, 2024		$46.82	$49.12		$31.72		$33.81

Change in net asset value per unit for the three months ended March 31, 2025		(6.34)	(6.65)		(4.18)		(4.43)

Net asset value per unit at March 31, 2025		$40.48	$42.47		$27.54		$29.38

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended March 31, 2025

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Non- Controlling Interests	Total

Owners’ Capital, December 31, 2024	$2,478,195	$42,095	$29,935	$620,599	$13,359	$-	$134,062	$-	$3,318,245

Redemption of Units	(41,220)	-	-	-	(10,000)	-	(6,393)	-	(57,613)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(387,826)	(6,371)	(4,531)	(93,932)	(810)	-	(19,757)	-	(513,227)

Owners’ Capital, March 31, 2025	$2,049,149	$35,724	$25,404	$526,667	$2,549	$-	$107,912	$-	$2,747,405

Owners’ Capital - Units, December 31, 2024	47,196	587	310	6,416	158	-	1,595	-	56,262

Redemption of Units (including transfers)	(869)	-	-	-	(122)	-	(83)	-	(1,074)

Owners’ Capital - Units, March 31, 2025	46,327	587	310	6,416	36	-	1,512	-	55,188

Net asset value per unit at December 31, 2024	$52.51	$71.72		$96.71		$84.35	$84.06

Change in net asset value per unit for the three months ended March 31, 2025	(8.28)	(10.86)		(14.63)		(12.71)	(12.68)
Net asset value per unit at March 31, 2025	$44.23	$60.86		$82.08		$71.64	$71.38

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended March 31, 2025

	Frontier Select Fund						Frontier Global Fund					Frontier Heritage Fund
	Class 1	Class 1AP	Class 2				Class 1	Class 2				Class 1	Class 1AP	Class 2
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Non- Controlling Interests	Total

Owners’ Capital, December 31, 2024	$541,125	$6,004	$6,712	$25,912	$-	$579,753	$859,439	$10,129	$21,240	$-	$890,808	$1,064,870	$7,282	$13,334	$68,945	$-	$1,154,431

Redemption of Units	(19,623)	-	(900)	-	-	(20,523)	(58,415)	(1,300)	-	-	(59,715)	(10,352)	-	(1,900)	-	-	(12,252)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(108,437)	(1,194)	(1,195)	(5,152)	-	(115,978)	(158,300)	(1,622)	(3,910)	-	(163,832)	(195,135)	(1,298)	(2,058)	(12,297)	-	(210,788)

Owners’ Capital, March 31, 2025	$413,065	$4,810	$4,617	$20,760	$-	$443,252	$642,724	$7,207	$17,330	$-	$667,261	$859,383	$5,984	$9,376	$56,648	$-	$931,391

Owners’ Capital - Units, December 31, 2024	14,181	115	97	374	-	14,767	7,152	49	104	-	7,305	12,751	64	87	452	-	13,354

Redemption of Units (including transfers)	(569)	-	(13)	-	-	(582)	(548)	(6)	-	-	(554)	(134)	-	(13)	-	-	(147)

Owners’ Capital - Units, March 31, 2025	13,612	115	84	374	-	14,185	6,604	43	104	-	6,751	12,617	64	74	452	-	13,207

Net asset value per unit at December 31, 2024	$38.16	$52.17		$69.23			$120.17		$204.73			$83.51	$114.16		$152.78
Change in net asset value per unit for the three months ended March 31, 2025	(7.81)	(10.37)		(13.77)			(22.84)		(37.68)			(15.40)	(20.35)		(27.25)
Net asset value per unit at March 31, 2025	$30.35	$41.80		$55.46			$97.33		$167.05			$68.11	$93.81		$125.53

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2025 and 2024

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	3/31/2025	3/31/2024	3/31/2025	3/31/2024	3/31/2025	3/31/2024
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(136,089)	$221,987	$(53,036)	$102,177	$(35,706)	$(22,883)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	(1,053)	(1,625)	(317)	(1,141)	(47)	(1,389)
Net unrealized (gain)/loss on U.S. Treasury securities	10	26	4	17	4	38
Net realized (gain)/loss on U.S. Treasuries securities	399	375	162	163	147	328
Net unrealized (gain)/loss on private investment companies	108,537	(245,776)	45,050	(108,256)	20,438	8,217
Net realized (gain)/loss on private investment companies	16,984	9,075	2,070	(778)	12,392	9,950
(Purchases) sales of:
U.S. Treasury interest and premium paid/amortized	666	988	273	424	208	701
(Purchases) of Private Investment Companies	(32,052)	(51,841)	(18,858)	(18,765)	(14,236)	(16,058)
Sale of Private Investment Companies	99,184	347,315	30,133	44,949	19,126	53,453
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	2,759	(1,108)	2,715	(3,095)	4,750	(1,758)
Interest receivable	106	53	63	(14)	69	16
Receivable from related parties	(278)	-	(141)	-	(115)	-
Redemptions receivable from private investment companies	(35,391)	-	(13,545)	-	(12,845)	-
Interest payable to Managing Owner	-	-	-	-	(7)	5
Trading fees payable to Managing Owner	(451)	(204)	(262)	(76)	(63)	(299)
Service fees payable to Managing Owner	(5)	(2)	(4)	3	(1)	(2)
Other liabilities	(4)	30	(22)	48	(56)	29

Net cash provided by (used in) operating activities	23,322	279,293	(5,715)	15,656	(5,942)	30,348

Cash Flows from Financing Activities:
Payments for redemption of units	(52,754)	(245,299)	(14,131)	(830)	(11,983)	(23,144)
Change in owner redemptions payable	-	(21,822)	3,185	(2,601)	950	2,936

Net cash provided by (used in) financing activities	(52,754)	(267,121)	(10,946)	(3,431)	(11,033)	(20,208)

Net increase (decrease) in cash and cash equivalents	(29,432)	12,172	(16,661)	12,225	(16,975)	10,140

Cash and cash equivalents, beginning of period	30,763	98,119	17,336	25,514	17,526	50,991
Cash and cash equivalents, end of period	$1,331	$110,291	$675	$37,739	$551	$61,131

The accompanying notes are an integral part of these consolidated financial statements.

 The Series of Frontier Funds

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2025 and 2024

	Frontier Balanced Fund		Frontier Select Fund
	3/31/2025	3/31/2024	3/31/2025	3/31/2024
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(513,227)	$773,992	$(115,978)	$135,993
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity, at fair value	-	(14,434)	-	-
Net change in ownership allocation of U.S. Treasury securities	(3,877)	(399)	(472)	978
Net unrealized (gain)/loss on U.S. Treasury securities	34	134	8	40
Net realized (gain)/loss on U.S. Treasury securities	1,364	1,250	307	348
Net unrealized (gain)/loss on private investment companies	376,484	(909,850)	80,658	(133,369)
Net realized (gain)/loss on private investment companies	72,669	46,428	23,970	(16,874)
(Purchases) sales of:
U.S. Treasury interest and premium paid/amortized	77	159	-	-
(Purchases) of Private Investment Companies	(92,425)	(779,042)	(25,601)	(201,623)
Sale of Private Investment Companies	268,438	355,838	60,313	218,024
Increase and/or decrease in:
Receivable from futures commission merchants	-	769,384	-	-
Investments in unconsolidated trading companies, at fair value	(19,126)	7,443	285	8,346
Interest receivable	198	222	77	141
Receivable from related parties	(1,047)	-	(238)	-
Redemptions receivable from private investment companies	(103,851)	-	(24,367)	-
Incentive fees payable to Managing Owner	-	(692)	-	-
Management fees payable to Managing Owner	-	(2,440)	-	-
Interest payable to Managing Owner	(86)	63	(85)	26
Trading fees payable to Managing Owner	(1,730)	366	(508)	587
Service fees payable to Managing Owner	(1,078)	701	(419)	138
Risk analysis fees payable	-	(11,307)	-	-
Subscriptions in advance for service fee rebates	1,429	4,595	77	73
Other liabilities	444	234	32	(102)

Net cash provided by (used in) operating activities	(15,310)	242,645	(1,941)	12,726

Cash Flows from Financing Activities:
Payments for redemption of units	(57,613)	(273,969)	(20,523)	(31,624)
Change in owner redemptions payable	1,202	27,514	-	-

Net cash provided by (used in) financing activities	(56,411)	(246,455)	(20,523)	(31,624)

Net increase (decrease) in cash and cash equivalents	(71,721)	(3,810)	(22,464)	(18,898)

Cash and cash equivalents, beginning of period	76,744	230,796	23,606	91,807
Cash and cash equivalents, end of period	$5,023	$226,986	$1,142	$72,909

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2025 and 2024

	Frontier Global Fund		Frontier Heritage Fund
	3/31/2025	3/31/2024	3/31/2025	3/31/2024
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(163,832)	$409,763	$(210,788)	$222,815
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	2,382	(674)	(1,121)	(1,239)
Net unrealized (gain)/loss on U.S. Treasury securities	7	49	14	40
Net realized (gain)/loss on U.S. Treasury securities	334	419	569	334
Net unrealized (gain)/loss on private investment companies	146,069	(412,036)	157,545	(158,652)
Net realized (gain)/loss on private investment companies	(2,226)	(23,937)	28,515	(95,766)
(Purchases) sale of:
(Purchases) of Private Investment Companies	(25,860)	(31,229)	(36,624)	(601,719)
Sale of Private Investment Companies	97,408	71,715	63,609	791,577
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	32,387	(962)	(1,029)	(4,854)
Interest receivable	224	46	181	10
Receivable from related parties	-	-	(596)	-
Redemptions receivable from private investment companies	(71,332)	-	(41,645)	-
Interest payable to Managing Owner	(196)	(14)	(128)	28
Trading fees payable to Managing Owner	(386)	833	(504)	(363)
Service fees payable to Managing Owner	(481)	684	(472)	74
Payables to related parties	2,414	-	-	-
Subscriptions in advance for service fee rebates	239	543	712	1,155
Other liabilities	(508)	25	98	78

Net cash provided by (used in) operating activities	16,643	15,225	(41,664)	153,518

Cash Flows from Financing Activities:
Payments for redemption of units	(59,715)	(4,607)	(12,252)	(130,094)

Net cash provided by (used in) financing activities	(59,715)	(4,607)	(12,252)	(130,094)

Net increase (decrease) in cash and cash equivalents	(43,072)	10,618	(53,916)	23,424

Cash and cash equivalents, beginning of period	43,072	85,804	56,774	88,561
Cash and cash equivalents, end of period	$-	$96,422	$2,858	$111,985

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

As of March 31, 2025, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into two separate Classes—Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund and Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Global Fund, separates Units into two separate Classes—Class 1 and Class 2. The Trust, with respect to the Frontier Balanced Fund, separates Units into five separate Classes—Class 1, Class 1AP, Class 2, Class 2a and Class 3a. The Trust, with respect to the Frontier Long/Short Commodity Fund, separates Units into four separate Classes—Class 2, Class 2a, Class 3 and Class 3a.

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

Basis of Presentation—The Series of the Trust follow U.S. Generally Accepted Accounting Principles (“GAAP”), as established by the Financial Accounting Standards Board (the “FASB”), to ensure consistent reporting of consolidated financial condition, consolidated condensed schedules of investments, consolidated results of operations, consolidated changes in capital and consolidated cash flows. Each Series of the Trust is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946.

Consolidation— Each Series, through investing in the Trading Companies and the Galaxy Plus Platform, authorize certain Trading Advisors to place trades and manage assets at predetermined investment levels. The Trading Companies were organized by the Managing Owner for the purpose of investing in commodities interests and derivative instruments, and have no operating income or expenses, except for trading income and expenses and a risk analysis fee (for closed Series only), all of which is allocated to the Series if consolidated by a Series. The Galaxy Plus Platform is a series of Delaware limited liability companies, sponsored by New Hyde Park, that create exposure to a variety of third party professional managed futures and foreign exchange advisors. The Galaxy Plus Platform is available to qualified high-net-worth individuals and institutional investors. Trading Companies in which a Series has a controlling and majority interest as calculated on that Series’ pro-rata net asset value in the Trading Company are consolidated by such Series. Investments in Trading Companies in which a Series does not have a controlling and majority interest and all interests in Galaxy Plus entities are accounted for using net asset value as the practical expedient, which approximates fair value. Fair value represents the proportionate share of the Series’ interest in the NAV in a Trading Company or Galaxy Plus entity. The equity interest held by Series of the Trust is shown as investments in unconsolidated Trading Companies or investments in private investment companies in the statements of financial condition. The income or loss attributable thereto in proportion of investment level is shown in the consolidated statements of operations as change in fair value of investments in unconsolidated Trading Companies or net unrealized gain/(loss) on private investment companies.

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

Receivable from Futures Commission Merchants—The Series of the Trust deposit assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust, with respect to the Series, earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of March 31, 2025 and December 31, 2024 included restricted cash for margin requirements of $0 and $0 respectively, for the Frontier Balanced Fund.

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

Income Taxes—The Trust, with respect to the Series, applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust, with respect to the Series’, consolidated financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Series for the quarter ended March 31, 2025.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2024, 2023 and 2022, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2025 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as subscriptions in advance for service fee rebates of $22,650, $393, $31,725, $418,245, $22,915, $166,338 and $91,332 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively, as of March 31, 2025.

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

Swap contracts are reported at fair value upon daily reports from the counterparty. In addition, a third party takes the inputs from the counterparty, makes certain adjustments, and runs it through their pricing model to come up with their daily price. The fair value measurements of the swap contracts are valued using unadjusted inputs that were not internally developed. The Managing Owner reviews and compares approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, as well as from the third party. Differences in prices exceeding 5% are investigated. Unexplainable differences are escalated to the Managing Owner’s Valuation Committee for evaluation and resolution. The Swap contracts are reported at fair value using Level 3 inputs. The Series did not hold any swap contracts as of March 31, 2025.

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

The following table summarizes the investments in each Series measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, as well as investments valued using the practical expedient (net asset value).

March 31, 2025	Practical Expedient (Net Asset Value)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$20,372	$-	$-	$-	$20,372
U.S. Treasury Securities	-	1,923	-	-	1,923
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	10,321	-	-	-	10,321
U.S. Treasury Securities	-	974	-	-	974
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	8,429	-	-	-	8,429
U.S. Treasury Securities	-	796	-	-	796
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	76,833	-	-	-	76,833
U.S. Treasury Securities	-	7,253	-	-	7,253
Frontier Select Fund			-
Investment in Unconsolidated Trading Companies	17,465	-	-	-	17,465
U.S. Treasury Securities	-	1,649	-	-	1,649
Frontier Global Fund			-
Investment in Unconsolidated Trading Companies	-	-	-	-	-
U.S. Treasury Securities	-	-	-	-	-
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	43,721	-	-	-	43,721
U.S. Treasury Securities	-	4,127	-	-	4,127

December 31, 2024	Practical Expedient (Net Asset Value)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$23,131	$-	$-	$-	$23,131
U.S. Treasury Securities	-	1,945	-	-	1,945
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	13,036	-	-	-	13,036
U.S. Treasury Securities	-	1,096	-	-	1,096
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	13,179	-	-	-	13,179
U.S. Treasury Securities	-	1,108	-	-	1,108
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	57,707	-	-	-	57,707
Open Trade Equity (Deficit)	-	-	-	-	-
U.S. Treasury Securities	-	4,851	-	-	4,851
Frontier Select Fund
Investment in Unconsolidated Trading Companies	17,750	-	-	-	17,750
U.S. Treasury Securities	-	1,492	-	-	1,492
Frontier Global Fund
Investment in Unconsolidated Trading Companies	32,387	-	-	-	32,387
U.S. Treasury Securities	-	2,723	-	-	2,723
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	42,692	-	-	-	42,692
U.S. Treasury Securities	-	3,589	-	-	3,589

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of March 31, 2025, none of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps or are recorded as collateral within the swap fair value within the Statements of Financial Condition.

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

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025		As of December 31, 2024
	Percentage of		Percentage of
	Series Total		Series Total
	Capital Invested in		Capital Invested in
Series	Unconsolidated Trading Companies	Fair Value	Unconsolidated Trading Companies	Fair Value

Frontier Diversified Series:
Frontier Trading Company XXXVIII	2.66%	$20,372	2.42%	$23,131
Frontier Masters Fund:
Frontier Trading Company XXXVIII	5.16%	$10,321	4.88%	$13,036
Frontier Long/Short Commodity Fund:
Frontier Trading Company XXXVIII	3.79%	$8,429	4.88%	$13,179
Frontier Balanced Fund:
Frontier Trading Company XXXVIII	2.80%	$76,833	1.74%	$57,707
Frontier Select Fund:
Frontier Trading Companies XXXVIII	3.94%	$17,465	3.06%	$17,750
Frontier Global Fund:
Frontier Trading Company XXXVIII	0.00%	$-	3.64%	$32,387
Frontier Heritage Fund:
Frontier Trading Company XXXVIII	4.69%	$43,721	3.70%	$42,692

The following tables summarize each of the Series’ equity in earnings from unconsolidated Trading Companies and private investment companies for the three months ended March 31, 2025 and 2024:

Three months ended March 31, 2025 and 2024

	Three Months Ended March, 2025				Three Months Ended March, 2024
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Frontier Balanced Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(9,715)	$(9,715)	$-	$-	$(1,112)	$(1,112)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(862)	17,792	(156,413)	(139,483)	(1,615)	35,239	448,653	482,277
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(961)	(4,967)	(55,352)	(61,280)	(767)	(70,354)	126,755	55,634
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(1,874)	(12,210)	20,920	6,836	(1,963)	(33,866)	45,582	9,753
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(318)	(53,127)	28,605	(24,840)	(2,524)	(984)	(61,769)	(65,277)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(552)	(1,552)	(79,649)	(81,753)	(1,503)	12,010	47,934	58,441
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,948)	(16,460)	(55,440)	(73,848)	(2,257)	9,578	22,938	30,259
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(375)	(2,145)	(72,264)	(74,784)	(507)	1,949	291,197	292,639
Total	$(6,890)	$(72,669)	$(379,308)	$(458,867)	$(11,136)	$(46,428)	$920,178	$862,614

Frontier Global Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(2,236)	$(2,236)	$-	$-	$(142)	$(142)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(798)	2,226	(145,271)	(143,843)	(1,527)	23,937	413,562	435,972
Total	$(798)	$2,226	$(147,507)	$(146,079)	$(1,527)	$23,937	$413,420	$435,830

Frontier Select Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(2,078)	$(2,078)	$-	$-	$(142)	$(142)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(930)	(9,799)	(24,266)	(34,995)	(757)	17,478	(9,504)	7,217
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(127)	(8,631)	(2,549)	(11,307)	(586)	(402)	(17,092)	(18,080)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(265)	(5,541)	(52,554)	(58,360)	(290)	(202)	161,628	161,136
Total	$(1,322)	$(23,971)	$(81,447)	$(106,740)	$(1,633)	$16,874	$134,890	$150,131

Frontier Heritage Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(4,107)	$(4,107)	$-	$-	$(689)	$(689)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(651)	(2,288)	(118,333)	(121,272)	(1,083)	102,895	199,439	301,251
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(872)	(8,502)	(24,262)	(33,636)	(656)	(4,153)	15,395	10,586
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(357)	(17,725)	(13,070)	(31,152)	(1,873)	(2,976)	(52,569)	(57,418)
Total	$(1,880)	$(28,515)	$(159,772)	$(190,167)	$(3,612)	$95,766	$161,576	$253,730

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(1,012)	$(1,012)	$-	$-	$(48)	$(48)
Galaxy Plus Fund - Rosetta Program Feeder Fund (522) LLC (formerly known as Galaxy Plus Fund - LRR Feeder Fund (522) LLC)	-	(392)	(9,505)	(9,897)	(42)	(7,524)	(14,462)	(22,028)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(592)	(11,999)	(10,348)	(22,939)	(680)	(2,426)	10,263	7,157
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC	-	-	-	-	(162)	-	(3,057)	(3,219)
Total	$(592)	$(12,391)	$(20,865)	$(33,848)	$(884)	$(9,950)	$(7,304)	$(18,138)

Frontier Diversified Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(2,457)	$(2,457)	$-	$-	$(1,716)	$(1,716)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(158)	4,801	(30,639)	(25,996)	(392)	59,136	54,132	112,876
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(720)	(2,986)	(42,599)	(46,305)	(567)	(62,069)	103,519	40,883
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(444)	(1,584)	4,642	2,614	(451)	(9,388)	11,742	1,903
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(153)	(694)	(21,818)	(22,665)	(509)	8,445	8,707	16,643
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(543)	(13,065)	(5,325)	(18,933)	(835)	(5,706)	13,023	6,482
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(69)	(3,456)	(10,711)	(14,236)	(101)	507	57,511	57,917
Total	$(2,087)	$(16,984)	$(108,907)	$(127,978)	$(2,855)	$(9,075)	$246,918	$234,988

Frontier Masters Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(1,120)	$(1,120)	$-	$-	$(201)	$(201)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(139)	(53)	(24,413)	(24,605)	(226)	4,172	60,912	64,858
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(361)	(3,990)	(9,849)	(14,200)	(281)	(2,716)	7,474	4,477
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(37)	1,973	(10,252)	(8,316)	(71)	(678)	40,446	39,697
Total	$(537)	$(2,070)	$(45,634)	$(48,241)	$(578)	$778	$108,631	$108,831

The Series investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions

Frontier Diversified Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

Frontier Masters Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None

Frontier Long/Short Commodity Fund*
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Rosetta Program Feeder Fund (522) LLC (formerly known as Galaxy Plus Fund - LRR Feeder Fund (552) LLC)	24 hours	Daily	None

Frontier Balanced Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

Frontier Select Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	24 hours	Daily	None

Frontier Global Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

Frontier Heritage Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

*	Effective August 31, 2024, Volt Capital Management AB accessed through Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC, ceased to act as a commodity trading advisor to the Trust.

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

The following table summarizes fees earned by the Managing Owner for the three months ended March 31, 2025 and 2024.

Three Months Ended March 31, 2025	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$79	$8,033
Frontier Masters Fund	-	-	37	4,795
Frontier Long/Short Commodity Fund	-	-	7	1,894
Frontier Balanced Fund	-	-	16,881	36,157
Frontier Select Fund	-	-	3,525	5,432
Frontier Global Fund	-	-	5,763	11,649
Frontier Heritage Fund	-	-	7,243	12,795

Three Months Ended March 31, 2024	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$125	$13,016
Frontier Masters Fund	-	-	55	6,732
Frontier Long/Short Commodity Fund	-	-	21	4,942
Frontier Balanced Fund	-	-	29,610	57,483
Frontier Select Fund	-	-	5,686	8,034
Frontier Global Fund	-	-	9,440	16,160
Frontier Heritage Fund	-	-	11,303	19,237

The following table summarizes fees payable to the Managing Owner as of March 31, 2025 and December 31, 2024.

As of March 31, 2025	Incentive (Rebate) Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$25	$2,606
Frontier Masters Fund	-	-	-	11	1,505
Frontier Long/Short Commodity Fund	-	-	11	2	632
Frontier Balanced Fund	-	-	614	4,851	11,466
Frontier Select Fund	-	-	130	1,059	1,694
Frontier Global Fund	-	-	125	1,624	3,598
Frontier Heritage Fund	-	-	297	2,023	4,036

As of December 31, 2024	Incentive (Rebate) Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$30	$3,057
Frontier Masters Fund	-	-	-	15	1,767
Frontier Long/Short Commodity Fund	-	-	18	3	695
Frontier Balanced Fund	-	-	700	5,929	13,196
Frontier Select Fund	-	-	215	1,478	2,202
Frontier Global Fund	-	-	321	2,105	3,984
Frontier Heritage Fund	-	-	425	2,495	4,540

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

The following table outlines the interest paid by each Series to the Managing Owner and its ratio to average net assets for the three months ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Three Months Ended	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets

Frontier Long/Short Commodity Fund Class 2	$1	$2	0.02%	0.03%
Frontier Long/Short Commodity Fund Class 3	35	133	0.02%	0.02%
Frontier Balanced Fund Class 1	1,706	2,465	0.07%	0.06%
Frontier Balanced Fund Class 1AP	29	32	0.07%	0.06%
Frontier Balanced Fund Class 2	452	571	0.07%	0.06%
Frontier Balanced Fund Class 2a	1	2	0.01%	0.01%
Frontier Balanced Fund Class 3a	19	39	0.02%	0.01%
Frontier Select Fund Class 1	480	840	0.10%	0.11%
Frontier Select Fund Class 1AP	5	8	0.09%	0.11%
Frontier Select Fund Class 2	29	55	0.10%	0.11%
Frontier Global Fund Class 1	540	1,049	0.07%	0.08%
Frontier Global Fund Class 2	20	34	0.07%	0.08%
Frontier Heritage Fund Class 1	870	837	0.09%	0.06%
Frontier Heritage Fund Class 1AP	6	5	0.09%	0.05%
Frontier Heritage Fund Class 2	67	77	0.09%	0.05%
Total	$4,260	$6,149

7. Financial Highlights

The following information presents the financial highlights of the Series for the three months ended March 31, 2025 and 2024. This data has been derived from the information presented in the consolidated financial statements.

For the three months ended March 31, 2025

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2024	$61.16	$57.87	$57.71	$54.82	$46.82	$31.72	$49.12	$33.81
Net operating results:
Interest income	0.04	0.04	0.06	0.06	0.04	0.02	0.04	0.03
Expenses	(0.55)	(0.52)	(1.07)	(1.00)	(0.34)	(0.23)	(0.35)	(0.24)
Net gain/(loss) on investments, net of non-controlling interests	(8.59)	(8.10)	(10.65)	(10.11)	(6.04)	(3.97)	(6.34)	(4.22)
Net income/(loss)	(9.10)	(8.58)	(11.66)	(11.05)	(6.34)	(4.18)	(6.65)	(4.43)
Net asset value, March 31, 2025	$52.06	$49.29	$46.05	$43.77	$40.48	$27.54	$42.47	$29.38

Ratios to average net assets
Net investment income/(loss)	-3.56%	-3.56%	-7.73%	-7.73%	-2.75%	-2.75%	-2.75%	-2.75%
Expenses before incentive fees (3)(4)	3.87%	3.87%	8.19%	8.19%	3.08%	3.08%	3.08%	3.08%
Expenses after incentive fees (3)(4)	3.87%	3.87%	8.19%	8.19%	3.08%	3.08%	3.08%	3.08%
Total return before incentive fees (2)	-14.88%	-14.83%	-20.20%	-20.15%	-13.54%	-13.17%	-13.54%	-13.11%
Total return after incentive fees (2)	-14.88%	-14.83%	-20.20%	-20.15%	-13.54%	-13.17%	-13.54%	-13.11%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2024	$52.51	$71.72	$96.71	$84.35	$84.06	$38.16	$52.17	$69.23
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(0.94)	(0.79)	(1.06)	(1.00)	(0.93)	(0.62)	(0.50)	(0.66)
Net gain/(loss) on investments, net of non-controlling interests	(7.34)	(10.07)	(13.57)	(11.71)	(11.75)	(7.19)	(9.87)	(13.11)
Net income/(loss)	(8.28)	(10.86)	(14.63)	(12.71)	(12.68)	(7.81)	(10.37)	(13.77)
Net asset value, March 31, 2025	$44.23	$60.86	$82.08	$71.64	$71.38	$30.35	$41.80	$55.46

Ratios to average net assets
Net investment income/(loss)	-7.77%	-4.78%	-4.78%	-4.78%	-4.78%	-7.29%	-4.30%	-4.30%
Expenses before incentive fees (3)(4)	7.78%	4.79%	4.79%	4.79%	4.79%	7.29%	4.30%	4.30%
Expenses after incentive fees (3)(4)	7.78%	4.79%	4.79%	4.79%	4.79%	7.29%	4.30%	4.30%
Total return before incentive fees (2)	-15.76%	-15.14%	-15.13%	-15.07%	-15.08%	-20.48%	-19.89%	-19.89%
Total return after incentive fees (2)	-15.76%	-15.14%	-15.13%	-15.07%	-15.08%	-20.48%	-19.89%	-19.89%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2024	$120.17	$204.73	$83.51	$114.16	$152.78
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(2.45)	(2.76)	(1.50)	(1.28)	(1.71)
Net gain/(loss) on investments, net of non-controlling interests	(20.39)	(34.92)	(13.90)	(19.07)	(25.54)
Net income/(loss)	(22.84)	(37.68)	(15.40)	(20.35)	(27.25)
Net asset value, March 31, 2025	$97.33	$167.05	$68.11	$93.81	$125.53

Ratios to average net assets
Net investment income/(loss)	-8.83%	-5.84%	-7.87%	-4.88%	-4.88%
Expenses before incentive fees (3)(4)	8.83%	5.84%	7.87%	4.88%	4.88%
Expenses after incentive fees (3)(4)	8.83%	5.84%	7.87%	4.88%	4.88%
Total return before incentive fees (2)	-19.01%	-18.41%	-18.44%	-17.83%	-17.83%
Total return after incentive fees (2)	-19.01%	-18.41%	-18.44%	-17.83%	-17.83%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the consolidated statements of operations of the Series.

(4)	Expense ratios do not include management and incentive fees charged at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

For the three months ended March 31, 2024

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2023	$68.18	$64.35	$65.39	$61.96	$72.74	$48.36	$76.31	$51.42
Net operating results:
Interest income	0.05	0.05	0.08	0.08	0.07	0.05	0.07	0.05
Expenses	(0.66)	(0.62)	(1.32)	(1.25)	(0.49)	(0.33)	(0.51)	(0.35)
Net gain/(loss) on investments, net of non-controlling interests	11.93	11.30	20.90	19.87	(1.88)	(0.86)	(1.98)	(0.88)
Net income/(loss)	11.32	10.73	19.66	18.70	(2.30)	(1.14)	(2.42)	(1.18)
Net asset value, March 31, 2024	$79.50	$75.08	$85.05	$80.66	$70.44	$47.22	$73.89	$50.24

Ratios to average net assets
Net investment income/(loss)	-3.39%	-3.39%	-6.78%	-6.78%	-2.46%	-2.46%	-2.46%	-2.46%
Expenses before incentive fees (3)(4)	3.65%	3.65%	7.23%	7.23%	2.87%	2.87%	2.87%	2.87%
Expenses after incentive fees (3)(4)	3.65%	3.65%	7.23%	7.23%	2.87%	2.87%	2.87%	2.87%
Total return before incentive fees (2)	16.61%	16.67%	30.07%	30.18%	-3.17%	-2.36%	-3.17%	-2.29%
Total return after incentive fees (2)	16.61%	16.67%	30.07%	30.18%	-3.17%	-2.36%	-3.17%	-2.29%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2023	$62.63	$83.01	$111.93	$97.44	$97.10	$45.97	$60.98	$80.92
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(1.22)	(0.97)	(1.30)	(1.13)	(1.13)	(0.84)	(0.63)	(0.84)
Net gain/(loss) on investments, net of non-controlling interests	10.95	14.59	19.68	17.18	17.13	8.91	11.88	15.77
Net income/(loss)	9.73	13.62	18.38	16.05	16.00	8.07	11.25	14.93
Net asset value, March 31, 2024	$72.36	$96.63	$130.31	$113.49	$113.10	$54.04	$72.23	$95.85

Ratios to average net assets
Net investment income/(loss)	-7.40%	-4.39%	-4.39%	-4.39%	-4.39%	-6.95%	-3.95%	-3.95%
Expenses before incentive fees (3)(4)	7.41%	4.40%	4.40%	4.40%	4.40%	6.95%	3.95%	3.95%
Expenses after incentive fees (3)(4)	7.41%	4.40%	4.40%	4.40%	4.40%	6.95%	3.95%	3.95%
Total return before incentive fees (2)	15.54%	16.41%	16.42%	16.47%	16.48%	17.55%	18.45%	18.45%
Total return after incentive fees (2)	15.54%	16.41%	16.42%	16.47%	16.48%	17.55%	18.45%	18.45%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2023	$134.60	$222.53	$106.45	$141.20	$188.97
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(3.16)	(3.27)	(2.14)	(1.73)	(2.30)
Net gain/(loss) on investments, net of non-controlling interests	53.12	88.15	17.35	23.11	30.92
Net income/(loss)	49.96	84.88	15.21	21.38	28.62
Net asset value, March 31, 2024	$184.56	$307.41	$121.66	$162.58	$217.59

Ratios to average net assets
Net investment income/(loss)	-8.01%	-5.00%	-7.66%	-4.65%	-4.65%
Expenses before incentive fees (3)(4)	8.01%	5.00%	7.66%	4.65%	4.65%
Expenses after incentive fees (3)(4)	8.01%	5.00%	7.66%	4.65%	4.65%
Total return before incentive fees (2)	37.12%	38.14%	14.28%	15.14%	15.15%
Total return after incentive fees (2)	37.12%	38.14%	14.28%	15.14%	15.15%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the consolidated statements of operations of the Series.

(4)	Expense ratios do not include management and incentive fees charged at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of March 31, 2025 and 2024 is included in the consolidated condensed schedules of investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the Three Months Ended March 31, 2025

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	-	-

For the Three Months Ended March 31, 2024

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	-	-

The following tables summarize the consolidated trading revenues for the three months ended March 31, 2025 and 2024 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended March 31, 2025

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

for the Three Months Ended March 31, 2025

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the consolidated statements of financial condition as of March 31, 2025 and December 31, 2024.

As of March 31, 2025

Frontier Balanced Fund	Gross Amounts of recognized Derivative Assets/Liabilities	Gross Amounts offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition
Open Trade Equity/(Deficit)	$-	$-	$-

As of December 31, 2024

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

From April 1, 2025 through May 9, 2025, Frontier Balanced Fund, Frontier Diversified Fund, Frontier Heritage Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Select Fund and Frontier Global Fund paid $65,393, $20,173, $4,402, $0, $0, $12,571 and $15,921, respectively, in redemptions.

Frontier Funds

Combined Consolidated Statements of Financial Condition

March 31, 2025 (Unaudited) and December 31, 2024

	March 31, 2025	December 31, 2024

ASSETS

Cash and cash equivalents	$11,580	$265,821
U.S. Treasury securities, at fair value	16,722	16,804
Investments in private investment companies, at fair value	6,443,874	7,948,324
Interest receivable	466	1,384
Receivable from related parties	2,415	-
Redemptions receivable from private investment companies	302,976	-

Total Assets	$6,778,033	$8,232,333

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$5,337	$-
Interest payable to Managing Owner	1,177	1,679
Trading fees payable to Managing Owner	25,537	29,441
Service fees payable to Managing Owner	9,595	12,055
Subscriptions in advance for service fee rebates	753,598	751,141
Payables to related parties	2,414	-
Other liabilities	3,122	3,136

Total Liabilities	800,780	797,452

OWNERS’ CAPITAL
Managing Owner Units	61,470	94,505
Limited Owner Units	5,915,783	7,340,376

Total Owners’ Capital	5,977,253	7,434,881

Total Liabilities and Owners’ Capital	$6,778,033	$8,232,333

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Condensed Schedule of Investments (Unaudited)

March 31, 2025

Description	Fair Value	% of Total Capital (Net Asset Value)
PRIVATE INVESTMENT COMPANIES (1)
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	$755,155	12.63%
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	368,822	6.17%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	590,574	9.88%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	177,141	2.96%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	898,641	15.03%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	2,611,090	43.68%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	490,003	8.20%
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	399,636	6.69%
Galaxy Plus Fund - Rosetta Program Feeder Fund (522) LLC (formerly known as Galaxy Plus Fund - LRR Feeder Fund (522) LLC)	152,812	2.56%
Total Private Investment Companies	$6,443,874	107.80%
U.S. TREASURY SECURITIES

FACE VALUE

US Treasury Note 6.875% due 08/15/2025	$16,722	0.28%
Total U.S. Treasury Securities	$16,722	0.28%

(1)	See Notes to Combined Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Condensed Schedule of Investments

December 31, 2024

Description	Fair Value	% of Total Capital (Net Asset Value)
PRIVATE INVESTMENT COMPANIES (1)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$468,664	6.30%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	569,788	7.66%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	980,537	13.19%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	199,882	2.69%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	996,844	13.41%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	3,243,699	43.63%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	792,979	10.67%
Galaxy Plus Fund – Horizon3 Feeder Fund (577) LLC	543,117	7.30%
Galaxy Plus Fund - Rosetta Program Feeder Fund (522) LLC (formerly known as Galaxy Plus Fund - LRR Feeder Fund (522) LLC)	152,814	2.06%
Total Private Investment Companies	$7,948,324	106.91%
U.S. TREASURY SECURITIES

US Treasury Note 6.875% due 08/15/2025	16,804	0.23%
Total U.S. Treasury Securities	$16,804	0.23%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Notes to Combined Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2025 and 2024

	March 31, 2025	March 31, 2024

Investment income:
Interest - net	$1,224	$2,272

Total Income	1,224	2,272

Expenses:
Service Fees - Class 1	33,535	56,240
Due Diligence Fees	347	597
Trading Fees	80,755	125,604
Total Expenses	114,637	182,441

Investment income/(loss) - net	(113,413)	(180,169)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	(950,872)	1,955,427
Net realized gain/(loss) on private investment companies	(161,008)	72,147
Net realized gain/(loss) on U.S. Treasury securities	(3,282)	(3,217)
Net unrealized gain/(loss) on U.S. Treasury securities	(81)	(344)

Net gain/(loss) on investments	(1,115,243)	2,024,013

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(1,228,656)	$1,843,844

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Statements of Changes in Owners’ Capital (Unaudited)
For the Three Months Ended March 31, 2025

	Managing Owner	Limited Owners	Total

Owners’ Capital, December 31, 2024	$94,505	$7,340,376	$7,434,881

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	(20,350)	(208,622)	(228,972)
Net increase/(decrease) in Owners’	(12,685)	(1,215,971)	(1,228,656)
Capital resulting from operations

Owners’ Capital, March 31, 2025	$61,470	$5,915,783	$5,977,253

Frontier Funds
Combined Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2025 and 2024

	March 31, 2025	March 31, 2024

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(1,228,656)	$1,843,844
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	-	(14,434)
Net change in ownership allocation of U.S. Treasury Securities	3,760	2,776
Net unrealized (gain)/loss on private investment companies	950,872	(1,955,427)
Net realized (gain)/loss on private investment companies	161,008	(72,147)
Net unrealized (gain)/loss on U.S. Treasury securities	81	344
Net realized (gain)/loss on U.S. Treasuries securities	3,282	3,217
(Purchases) sales of:
(Purchases) of U.S. Treasury securities	(8,266)	(8,266)
(Purchases) of Private Investment Companies	(245,639)	(1,700,312)
Sales of Private Investment Companies	638,210	1,882,871
U.S. Treasury interest and premium paid/amortized	1,224	2,272
Increase and/or decrease in:
Receivable from futures commission merchants	-	769,384
Interest receivable	918	474
Receivable from related parties	(2,415)	-
Redemptions receivable from private investment companies	(302,976)	-
Incentive fees payable to Managing Owner	-	(692)
Management fees payable to Managing Owner, net of change in receivable	-	(2,440)
Interest payable to Managing Owner	(502)	108
Trading fees payable to Managing Owner	(3,904)	844
Service fees payable to Managing Owner	(2,460)	1,596
Risk analysis fees payable	-	(11,307)
Payables to related parties	2,414	-
Subscriptions in advance for service fee rebates	2,457	6,366
Other liabilities	(14)	342

Net cash provided by operating activities	(30,606)	749,413

Cash Flows from Financing Activities:
Payment for redemption of capital	(228,972)	(709,569)
Redemptions payable	5,337	6,027

Net cash provided by (used in) financing activities	(223,635)	(703,542)

Net increase (decrease) in cash and cash equivalents	(254,241)	45,871

Cash and cash equivalents, beginning of period	265,821	671,592
Cash and cash equivalents, end of period	$11,580	$717,463

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

As of March 31, 2025, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into two separate Classes—Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund and Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Global Fund, separates Units into two separate Classes—Class 1 and Class 2. The Trust, with respect to the Frontier Balanced Fund, separates Units into five separate Classes—Class 1, Class 1AP, Class 2, Class 2a and Class 3a. The Trust, with respect to the Frontier Long/Short Commodity Fund, separates Units into four separate Classes—Class 2, Class 2a, Class 3 and Class 3a.

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

Receivable from Futures Commission Merchants—The Trust deposits assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of March 31, 2025 and December 31, 2024 included restricted cash for margin requirements of $0 and $0 for the Frontier Balanced Fund.

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

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the combined consolidated financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the quarter ended March 31, 2025.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2024, 2023 and 2022, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2025 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $753,598 and $751,141 as of March 31, 2025 and December 31, 2024, respectively.

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

The Trust uses the following methodologies to value instruments within its financial asset portfolio at fair value:

Trading Securities. These instruments include open trade equity positions (futures contracts) that are actively traded on public markets with quoted pricing for corroboration. Futures contracts are reported at fair value using Level 1 inputs. Trading securities instruments further include open trade equity positions (trading options and currency forwards) that are quoted prices for identical or similar assets that are not traded on active markets. Trading options and currencies are reported at fair value using Level 2 inputs. As of March 31, 2025, the Trust did not hold any open trade equity position.

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

Swap contracts are reported at fair value upon daily reports from the counterparty. In addition, a third party takes the inputs from the counterparty, makes certain adjustments, and runs it through their pricing model to come up with their daily price. The fair value measurements of the swap contracts are valued using unadjusted inputs that were not internally developed. The Managing Owner reviews and compares approved current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, as well as from the third party. Differences in prices exceeding 5% are investigated. Unexplainable differences are escalated to the Managing Owner’s Valuation Committee for evaluation and resolution. The Swap Contracts are reported at fair value using Level 3 inputs. The Trust did not hold any swap contacts as of March 31, 2025.

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

The following table summarizes the instruments that comprise the Trust’s combined consolidated financial asset portfolio, in aggregate, measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

March 31, 2025	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$-	$-	$-	$-
U.S. Treasury Securities	16,722	-	-	16,722

December 31, 2024	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$-	$-	$-	$-
U.S. Treasury Securities	16,804	-	-	16,804

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

The following table summarizes the Trust’s equity in earnings from each of the private investment companies during the three months ended March 31, 2025 and 2024:

Three Months Ended March 31, 2025 and 2024

	Three Months Ended March, 2025				Three Months Ended March, 2024
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)

Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(2,608)	$22,478	$(475,069)	$(455,199)	$(4,843)	$225,379	$1,176,698	$1,397,234
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(1,681)	(7,953)	(97,951)	(107,585)	(1,334)	(132,423)	230,274	96,517
Galaxy Plus Fund - Rosetta Program Feeder Fund (522) LLC (formerly known as Galaxy Plus Fund - LRR Feeder Fund (522) LLC)	-	(392)	(9,505)	(9,897)	(42)	(7,524)	(14,462)	(22,028)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(2,318)	(13,794)	25,562	9,450	(2,414)	(43,254)	57,324	11,656
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(705)	(2,246)	(101,467)	(104,418)	(2,012)	20,455	56,641	75,084
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	(6,634)	(16,091)	(22,725)	-	245	(4,295)	(4,050)
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(802)	(79,483)	12,986	(67,299)	(4,983)	(4,362)	(131,430)	(140,775)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(5,246)	(63,815)	(129,490)	(198,551)	(5,466)	12,055	59,589	66,178
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC	-	-	-	-	(162)	-	(3,057)	(3,219)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(746)	(9,169)	(145,781)	(155,696)	(969)	1,576	550,782	551,389

Total	$(14,106)	$(161,008)	$(936,806)	$(1,111,920)	$(22,225)	$72,147	$1,978,064	$2,027,986

The Trust’s investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions
Frontier Funds
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Galaxy Plus Fund - Rosetta Program Feeder Fund (522) LLC (formerly known as Galaxy Plus Fund - LRR Feeder Fund (522) LLC)	24 hours	Daily	None
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

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

As of March 31, 2025, the Trust had a payable to the Managing Owner in the amounts of $0, $0, $1,177, $25,537 and $9,595 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2024, the Trust had a payable to the Managing Owner in the amounts of $0, $0, $1,679, $29,441 and $12,055 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the three months ended March 31, 2025, the Managing Owner earned $0, $0, $0, $33,535 and $80,755 for incentive fees (rebate), management fees, risk analysis fees service fees, and trading fees, respectively.

For the three months ended March 31, 2024, the Managing Owner earned $0, $0, $0, $56,250 and $125,604 for incentive fees (rebate), management fees, risk analysis fees, service fees, and trading fees, respectively.

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

During the three months ended March 31, 2025 and 2024, the Trust paid $4,260, and $6,149, respectively, of such interest income to the Managing Owner. Such amounts are not included in the combined consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the combined consolidated statements of operations.

7. Financial Highlights

The following information presents the financial highlights of the Trust for the three months ended March 31, 2025 and 2024. This data has been derived from the information presented in the combined consolidated financial statements.

Three Months Ended March 31

	2025	2024
Ratios to average net assets (1)
Net investment income/(loss) (1)	-6.73%	-6.22%
Expenses before incentive fees (3)	6.80%	6.29%
Expenses after incentive fees (3)	6.80%	6.29%

Total return before incentive fees (2)	-18.18%	15.86%
Total return after incentive fees (2)	-18.18%	15.86%

(1)	Annualized with the exception of incentive fees.

(2)	Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Combined Consolidated Statements of Operations of the Trust.

The Trust financial highlights are calculated based upon the Trust’s combined consolidated financial statements. The combined consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

8. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of March 31, 2025 and 2024 is included in the combined consolidated condensed schedules of investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts. There are embedded management fees in transacting these swaps ranging from 1% to 1.5% based on fair value of swaps and the embedded incentive fees ranging from 15% to 25% based on net new trading profits on swaps.

For the three months ended March 31, 2025 and 2024, the monthly average of futures, forwards and options contracts bought was approximately 0, and 0, respectively and the monthly average of futures, forwards, and options contracts sold was approximately 0, and 0, respectively.

The following tables summarize the Trust’s combined consolidated trading revenues for the three months ended March 31, 2025 and 2024 by contract type:

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended March 31, 2025

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
for the Three Months Ended March 31, 2025

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the combined consolidated statements of financial condition as of March 31, 2025 and December 31, 2024:

As of March 31, 2025

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

From April 1, 2025 through May 9, 2025, the Trust paid $118,460 in redemptions.

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

The following discussion and tables should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this quarterly report and our 2024 Annual Report on Form 10-K for the year ended December 31, 2024.

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

The Trust’s other significant accounting policies are described in detail in Note 2 of the combined consolidated financial statements.

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

As of March 31, 2025, the trading system of each of the major Trading Advisors and the means by which the Series access those Trading Advisors were as follows:

Major Commodity Trading Advisor	Trading System Style	Accessed Through
Aspect Capital Limited	Systematic	Galaxy Plus
Fort, L.P.	Systematic	Galaxy Plus
Horizon3 Investment Management LLP	Systematic	Galaxy Plus
Quantica Capital AG	Systematic	Galaxy Plus
Quantitative Investment Management, LLC	Systematic	Galaxy Plus
Quest Partners LLC	Systematic	Galaxy Plus
Rosetta Capital Management, LLC	Discretionary	Galaxy Plus
Welton Investment Partners LLC	Systematic	Galaxy Plus

As of March 31, 2025, the allocation of the assets of each applicable Series of the Trust among the Trading Advisors was as follows:

Allocation as of March 31, 2025 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

Advisor	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Masters Fund	Frontier Balanced Fund	Frontier Select Fund	Frontier Global Fund	Frontier Heritage Fund
Aspect Capital Limited	24%	-	74%	33%	-	100%	74%
Fort, L.P.	22%	-	-	7%	-	-	-
Horizon3 Investment Management LLP	-	-	-	6%	16%	-	21%
Quantica Capital AG	10%	-	16%	15%	73%	-	-
Quantitative Investment Management, LLC	15%	-	-	15%	-	-	-
Quest Partners LLC	25%	-	-	20%	-	-	-
Rosetta Capital Management, LLC	-	86%	-	-	-	-	-
Welton Investment Partners LLC	4%	14%	10%	4%	11%	-	5%

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At March 31, 2025, cash deposited at the clearing brokers was $0 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 4.25% to 4.50%, this amount is estimated to be 4.25%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities, which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 75% to 95% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the CEA and regulations there under. The remaining approximately 5% to 25% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of March 31, 2025, total cash and cash equivalents held at banking institutions were $1,331 for the Frontier Diversified Fund, $551 for the Frontier Long/Short Commodity Fund, $675 for the Frontier Masters Fund, $5,023 for the Frontier Balanced Fund, $1,142 for the Frontier Select Fund, $0 for the Frontier Global Fund, and $2,858 for the Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the three months ended March 31, 2025, the redemptions payable were $1,202 for the Frontier Balanced Fund, $950 for the Frontier Long/Short Commodity Fund and $3,185 for the Frontier Master Fund. During the three months ended March 31, 2025, the Trust was able to pay all redemptions on a timely basis.

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

Results of Operations for the Three Months Ended March 31, 2025

Series Returns and Other Information

The returns for each Series and Class of Units for the three months ended March 31, 2025 and 2024, and related information, are discussed below. The activities of the Trust on a combined consolidated basis are explained through the activity of each underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a combined consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during the three months ended March 31, 2025 and 2024. The performance of each Series was impacted over the course of the year by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by, the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For each of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the periods presented.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024.

Frontier Diversified Fund

The Frontier Diversified Fund—Class 2 NAV lost 14.88% and gained 16.61%, respectively, for the three months ended March 31, 2025 and 2024, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV lost 14.83% and gained 16.67%, respectively, for the three months ended March 31, 2025 and 2024.

For the three months ended March 31, 2025, the Frontier Diversified Fund recorded total expenses of $8,368, net investments loss of $7,702, and net realized/unrealized loss on investments of $128,387, resulting in a net decrease in Owners’ capital from operations of $136,089. For the three months ended March 31, 2024, the Frontier Diversified Fund recorded total expenses of $13,585, net investments loss of $12,597, and net realized/unrealized gain on investments of $234,584, resulting in a net increase in Owners’ capital from operations of $221,987.

Please see additional discussion under “Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024–Frontier Diversified Fund.”

Frontier Masters Fund

The Frontier Masters Fund—Class 2 NAV lost 20.20% and gained 30.07%, respectively, for the three months ended March 31, 2025 and 2024, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV lost 20.15% and gained 30.18%, respectively, for the three months ended March 31, 2025 and 2024, net of fees and expenses.

For the three months ended March 31, 2025, the Frontier Masters Fund recorded total expenses of $4,903, net investment loss of $4,630, and net realized/unrealized loss on investments of $48,406, resulting in a net decrease in Owners’ capital from operations of $53,036. For the three months ended March 31, 2024, the Frontier Masters Fund recorded total expenses of $6,900, net investment loss of $6,476, and net realized/unrealized gain on investments of $108,653, resulting in a net increase in Owners’ capital from operations of $102,177.

Please see additional discussion under “Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024–Frontier Masters Fund.”

Frontier Long/Short Commodity Fund

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 13.54% and lost 3.17%, respectively, for the three months ended March 31, 2025 and 2024, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 3 NAV lost 13.54% and lost 3.17%, respectively, for the three months ended March 31, 2025 and 2024, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV lost 13.17% and lost 2.36%, respectively, for the three months ended March 31, 2025 and 2024, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 13.11% and lost 2.29%, respectively, for the three months ended March 31, 2025 and 2024, net of fees and expenses.

For the three months ended March 31, 2025, the Frontier Long/Short Commodity Fund recorded total expenses of $1,921, net investment loss of $1,713, and net realized/unrealized loss on investments of $33,993, resulting in a net decrease in Owners’ capital from operations of $35,706. For the three months ended March 31, 2024, the Frontier Long/Short Commodity Fund recorded total expenses of $5,003, net investment loss of $4,302, and net realized/unrealized loss on investments of $18,581, resulting in a net decrease in Owners’ capital from operations of $22,883.

Please see additional discussion under “Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024–Frontier Long/Short Commodity Fund.”

Frontier Balanced Fund

The Frontier Balanced Fund—Class 1 NAV lost 15.76% and gained 15.54%, respectively, for the three months ended March 31, 2025 and 2024, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV lost 15.13% and gained 16.42%, respectively, for the three months ended March 31, 2025 and 2024, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV lost 15.07% and gained 16.47%, respectively, for the three months ended March 31, 2025 and 2024, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV lost 15.08% and gained 16.48%, respectively, for the three months ended March 31, 2025 and 2024, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV lost 15.14% and gained 16.41%, respectively, for the three months ended March 31, 2025 and 2024, net of fees and expenses.

For the three months ended March 31, 2025, the Frontier Balanced Fund recorded total expenses of $53,038, net investment loss of $52,961, and net realized/unrealized loss on investments of $460,266, resulting in a net decrease in Owners’ capital from operations of $513,227. For the three months ended March 31, 2024, the Frontier Balanced Fund recorded total expenses of $87,093, net investment loss of $86,934, and net realized/unrealized gain on investments of $860,926, resulting in a net increase in Owners’ capital from operations of $773,992.

Please see additional discussion under “Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024 –Frontier Balanced Fund.”

Frontier Select Fund

The Frontier Select Fund—Class 1 NAV lost 20.48% and gained 17.55%, respectively, for the three months ended March 31, 2025 and 2024, net of fees and expenses; the Frontier Select Fund —Class 2 NAV lost 19.89% and gained 18.45%, respectively, for the three months ended March 31, 2025 and 2024, net of fees and expenses; the Frontier Select Fund —Class 1AP NAV lost 19.89% and gained 18.45%, respectively, for the three months ended March 31, 2025 and 2024.

For the three months ended March 31, 2025, the Frontier Select Fund recorded total expenses of $8,957, net investment loss of $8,957, and net realized/unrealized loss on investments of $107,021, resulting in a net decrease in Owners’ capital from operations of $115,978. For the three months ended March 31, 2024, the Frontier Select Fund recorded total expenses of $13,720, net investment loss of $13,720, and net realized/unrealized gain on investments of $149,713, resulting in a net increase in Owners’ capital from operations of $135,993.

Please see additional discussion under “Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024 –Frontier Select Fund.”

Frontier Global Fund

The Frontier Global Fund—Class 1 NAV lost 19.01% and gained 37.12%, respectively, for the three months ended March 31, 2025 and 2024, net of fees and expenses; the Frontier Global Fund —Class 2 NAV lost 18.41% and gained 38.14%, respectively, for the three months ended March 31, 2025 and 2024.

For the three months ended March 31, 2025, the Frontier Global Fund recorded total expenses of $17,412, net investment loss of $17,412, and net realized/unrealized loss on investments of $146,420, resulting in a net decrease in Owners’ capital from operations of $163,832. For the three months ended March 31, 2024, the Frontier Global Fund recorded total expenses of $25,600, net investment loss of $25,600, and net realized/unrealized gain on investments of $435,363, resulting in a net increase in Owners’ capital from operations of $409,763.

Please see additional discussion under “Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024 –Frontier Global Fund.”

Frontier Heritage Fund

The Frontier Heritage Fund—Class 1 NAV lost 18.44% and gained 14.28%, respectively, for the three months ended March 31, 2025 and 2024, net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV lost 17.83% and gained 15.15%, respectively for the three months ended March 31, 2025 and 2024, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV lost 17.83% and gained 15.14%, respectively, for the three months ended March 31, 2025 and 2024.

For the three months ended March 31, 2025, the Frontier Heritage Fund recorded total expenses of $20,038, net investment loss of $20,038 , and net realized/unrealized loss on investment of $190,750, resulting in a net decrease in Owners’ capital from operations of $210,788. For the three months ended March 31, 2024, the Frontier Heritage Fund recorded total expenses of $30,540, net investment loss of $30,540, and net realized/unrealized gain on investments of $253,355, resulting in a net increase in Owners’ capital from operations of $222,815.

Please see additional discussion under “Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024 –Frontier Heritage Fund.”

Three months ended March 31, 2025 Compared to three Months Ended March 31, 2024

Frontier Diversified Fund

2025

The Frontier Diversified Fund—Class 2 NAV lost 14.88% and gained 16.61%, respectively, for the three months ended March 31, 2025 and 2024, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV lost 14.83% and gained 16.67%, respectively, for the three months ended March 31, 2025 and 2024, net of fees and expenses.

For the three months ended March 31, 2025, the Frontier Diversified Fund recorded total expenses of $8,368, net investments loss of $7,702, and net realized/unrealized loss on investments of $128,387, resulting in a net decrease in Owners’ capital from operations of $136,089. For the three months ended March 31, 2024, the Frontier Diversified Fund recorded total expenses of $13,585, net investments loss of $12,597, and net realized/unrealized gain on investments of $234,584, resulting in a net increase in Owners’ capital from operations of $221,987.

The NAV per Unit, Class 2, decreased from $61.16 at December 31, 2024 to $52.06 as of March 31, 2025. The NAV per Unit, Class 3 decreased from $57.87 at December 31, 2024 to $49.29 as of March 31, 2025. Total Class 2 subscriptions and redemptions for the period were $0 and $3,750, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $49,004, respectively. Ending capital at March 31, 2025 was $116,444 for Class 2, and $649,051 for Class 3. Ending capital at December 31, 2024 was $136,801 for Class 2, and $817,537 for Class 3.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Agriculturals, Metals and Commodities sectors.

Sector & Major Advisor Attribution for the Frontier Diversified Fund

Frontier Diversified Fund Class 2 Sector Attributions
Q1 2025 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2025
YTD

Frontier Diversified Fund Class 3 Sector Attributions
Q1 2025 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2025
YTD

Frontier Diversified Fund Class 2 Major Advisors Performance
Q1 2025 and YTD
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Quest Partners
Welton
Non-Major Advisors
Q1 2025
YTD

Frontier Diversified Fund Class 3 Major Advisors Performance
Q1 2025 and YTD
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Quest Partners
Welton
Non-Major Advisors
Q1 2025
YTD

One of the six sectors which traded in the Frontier Diversified Fund was profitable in Q1 2025 and one of the six was profitable year to date (“YTD”). Metals were profitable for the quarter while Agriculturals, Currencies, Energies, Interest Rates and Stock Indices finished negative for the quarter.

Metals were profitable YTD while Agriculturals, Currencies, Energies, Interest Rates and Stock Indices finished negative YTD.

In terms of major CTA performance, one of the six major CTAs in the Frontier Diversified Fund was profitable in the quarter. QIM finished positive while Aspect, Fort, Quantica, Quest and Welton finished negative for the quarter. In terms of YTD performance one of the six major CTAs was positive. QIM finished positive while Aspect, Fort, Quantica, Quest and Welton were negative YTD.

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

Frontier Masters Fund

2025

The Frontier Masters Fund—Class 2 NAV lost 20.20% and gained 30.07%, respectively, for the three months ended March 31, 2025 and 2024, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV lost 20.15% and gained 30.18%, respectively, for the three months ended March 31, 2025 and 2024, net of fees and expenses.

For the three months ended March 31, 2025, the Frontier Masters Fund recorded total expenses of $4,903, net investment loss of $4,630, and net realized/unrealized loss on investments of $48,406, resulting in a net decrease in Owners’ capital from operations of $53,036. For the three months ended March 31, 2024, the Frontier Masters Fund recorded total expenses of $6,900, net investment loss of $6,476, and net realized/unrealized gain on investments of $108,653, resulting in a net increase in Owners’ capital from operations of $102,177.

The NAV per Unit, Class 2, decreased from $57.71 at December 31, 2024 to $46.05 as of March 31, 2025. The NAV per Unit, Class 3, decreased from $54.82 at December 31, 2024 to $43.77 as of March 31, 2025. Total Class 2 subscriptions and redemptions for the period were $0 and $1,626, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $12,506, respectively. Ending capital at March 31, 2025 was $52,359 for Class 2, and $147,714 for Class 3. Ending capital at December 31, 2024 was $67,239 for Class 2, and $200,002 for Class 3.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Agriculturals, Metals, Hybrids and Commodities sectors.

Sector & Major Advisor Attribution for the Frontier Masters Fund

Frontier Masters Fund Class 2 Sector Attributions
Q1 2025 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2025
YTD

Frontier Masters Fund Class 3 Sector Attributions
Q1 2025 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2025
YTD

Frontier Masters Fund Class 2 Major Advisors Performance
Q1 2025 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Aspect Capital Ltd
Quantica Capital
Welton
Q1 2025
YTD

Frontier Masters Fund Class 3 Major Advisors Performance
Q1 2025 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Aspect Capital Ltd
Quantica Capital
Welton
Q1 2025
YTD

One of the six sectors which traded in the Frontier Masters Fund was profitable in Q1 2025 and one of the six was profitable YTD. Metals were profitable for the quarter while Agriculturals, Currencies, Energies, Interest Rates and Stock Indices finished negative for the quarter.

Metals were profitable YTD while Agriculturals, Currencies, Energies, Interest Rates and Stock Indices finished negative YTD.

In terms of major CTA performance none of the three major CTAs finished positive for the quarter. Aspect, Quantica and Welton all finished negative for the quarter. None of the three major CTAs finished positive YTD while Aspect, Quantica and Welton were negative YTD.

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

Frontier Long/Short Commodity Fund

2025

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 13.54% and lost 3.17%, respectively, for the three months ended March 31, 2025 and 2024, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 3 NAV lost 13.54% and lost 3.17%, respectively, for the three months ended March 31, 2025 and 2024, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV lost 13.17% and lost 2.36%, respectively, for the three months ended March 31, 2025 and 2024, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 13.11% and lost 2.29%, respectively, for the three months ended March 31, 2025 and 2024, net of fees and expenses.

For the three months ended March 31, 2025, the Frontier Long/Short Commodity Fund recorded total expenses of $1,921, net investment loss of $1,713, and net realized/unrealized loss on investments of $33,993, resulting in a net decrease in Owners’ capital from operations of $35,706. For the three months ended March 31, 2024, the Frontier Long/Short Commodity Fund recorded total expenses of $5,003, net investment loss of $4,302, and net realized/unrealized loss on investments of $18,581, resulting in a net decrease in Owners’ capital from operations of $22,883.

The NAV per Unit, Class 2, decreased from $46.82 as of December 31, 2024 to $40.48 at March 31, 2025. The NAV per Unit, Class 3, decreased from $49.12 as of December 31, 2024 to $42.47 at March 31, 2025. The NAV per Unit, Class 2a, decreased from $31.72 as of December 31, 2024 to $27.54 at March 31, 2025. The NAV per Unit, Class 3a, decreased from $33.81 as of December 31, 2024 to $29.38 at March 31, 2025. Total Class 2 subscriptions and redemptions for the three months were $0 and $0, respectively. Total Class 3 subscriptions and redemptions for the three months were $0 and $6,998, respectively. Total Class 2a subscriptions and redemptions for the three months were $0 and $2,100, respectively. Total Class 3a subscriptions and redemptions for the three months were $0 and $2,885, respectively. Ending capital at March 31, 2025 is $4,583 for Class 2, $159,228 for Class 3, $9,218 for Class 2a, and $49,347 for Class 3a. Ending capital at December 31, 2024 is $5,301 for Class 2, $191,887 for Class 3, $12,799 for Class 2a, and $60,078 for Class 3a.

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

Sector & Major Advisor Attribution for the Frontier Long/Short Commodity Fund

Frontier Long/Short Commodity Fund Class 2 Sector Attributions
Q1 2025 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q1 2025
YTD

Frontier Long/Short Commodity Fund Class 2A Sector Attributions
Q1 2025 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q1 2025
YTD

Frontier Long/Short Commodity Fund Class 3 Sector Attributions
Q1 2025 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q1 2025
YTD

Frontier Long/Short Commodity Fund Class 3A Sector Attributions
Q1 2025 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q1 2025
YTD

Frontier Long/Short Commodity Fund Class 2
Major Advisors Performance
Q1 2025 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Rosetta
Welton
Non-Major Advisors
Q1 2025
YTD

Frontier Long/Short Commodity Fund Class 2A
Major Advisors Performance
Q1 2025 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Rosetta
Welton
Non-Major Advisors
Q1 2025
YTD

Frontier Long/Short Commodity Fund Class 3
Major Advisors Performance
Q1 2025 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Rosetta
Welton
Non-Major Advisors
Q1 2025
YTD

Frontier Long/Short Commodity Fund Class 3A
Major Advisors Performance
Q1 2025 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Rosetta
Welton
Non-Major Advisors
Q1 2025
YTD

None of the seven sectors traded in the Frontier Long/Short Commodity Fund were profitable in Q1 2025 and none of the seven were profitable YTD. Energies, Base Metals, Grains, Meats, Precious Metals, Softs and Financials finished the quarter negative while none finished positive for the quarter.

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

Frontier Balanced Fund

2025

The Frontier Balanced Fund—Class 1 NAV lost 15.76% and gained 15.54%, respectively, for the three months ended March 31, 2025 and 2024, net of fees and expenses; the Frontier Balanced Fund—Class 2 NAV lost 15.13% and gained 16.42%, respectively, for the three months ended March 31, 2025 and 2024, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV lost 15.07% and gained 16.47%, respectively, for the three months ended March 31, 2025 and 2024, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV lost 15.08% and gained 16.48% for the three months ended March 31, 2025 and 2024, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV lost 15.14% and gained 16.41%, respectively, for the three months ended March 31, 2025 and 2024, net of fees and expenses.

For the three months ended March 31, 2025, the Frontier Balanced Fund recorded total expenses of $53,038, net investment loss of $52,961, and net realized/unrealized loss on investments of $460,266, resulting in a net decrease in Owners’ capital from operations of $513,227. For the three months ended March 31, 2024, the Frontier Balanced Fund recorded total expenses of $87,093, net investment loss of $86,934, and net realized/unrealized gain on investments of $860,926, resulting in a net increase in Owners’ capital from operations of $773,992.

The NAV per Unit, Class 1, decreased from $52.51 as of December 31, 2024 to $44.23 at March 31, 2025. The NAV per Unit, Class 1AP, decreased from $71.72 as of December 31, 2024 to $60.86 at March 31, 2025. The NAV per Unit, Class 2, decreased from $96.71 as of December 31, 2024 to $82.08 at March 31, 2025. For Class 2a, the NAV per Unit decreased from $84.35 as of December 31, 2024 to $71.64 at March 31, 2025. For Class 3a, the NAV per Unit decreased from $84.06 as of December 31, 2024 to $71.38 at March 31, 2025. Total Class 1 subscriptions and redemptions for the three months were $0 and $41,220, respectively. Total Class 1AP subscriptions and redemptions for the three months were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the three months were $0 and $0, respectively. Total Class 2a subscriptions and redemptions for the three months were $0 and $10,000, respectively. Total Class 3a subscriptions and redemptions for the three months were $0 and $6,393, respectively. Ending capital at March 31, 2025, was $2,049,149 for Class 1, $35,724 for Class 1 AP, $552,071 for Class 2, $2,549 for Class 2a and $107,912 for Class 3a. Ending capital at December 31, 2024, was $2,478,195 for Class 1, $42,095 for Class 1 AP, $650,534 for Class 2, $13,359 for Class 2a and $134,062 for Class 3a.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agricultural sectors.

Sector & Major Advisor Attribution for the Frontier Balanced Fund

Frontier Balanced Fund Class 1 Sector Attributions
Q1 2025 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2025
YTD

Frontier Balanced Fund Class 1AP Sector Attributions
Q1 2025 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2025
YTD

Frontier Balanced Fund Class 2 Sector Attributions
Q1 2025 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2025
YTD

Frontier Balanced Fund Class 2A Sector Attributions
Q1 2025 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2025
YTD

Frontier Balanced Fund Class 3A Sector Attributions
Q1 2025 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2025
YTD

Frontier Balanced Fund Class 1 Major Advisors Performance
Q1 2025 and YTD
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
Aspect Capital Ltd
Fort LP (GC)
Horizon3
Quantica Capital
QIM
Welton
Non-Major Advisors
Q1 2025
YTD

Frontier Balanced Fund Class 1AP Major Advisors Performance
Q1 2025 and YTD
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
Aspect Capital Ltd
Fort LP (GC)
Horizon3
Quantica Capital
QIM
Welton
Non-Major Advisors
Q1 2025
YTD

Frontier Balanced Fund Class 2 Major Advisors Performance
Q1 2025 and YTD
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
Aspect Capital Ltd
Fort LP (GC)
Horizon3
Quantica Capital
QIM
Welton
Non-Major Advisors
Q1 2025
YTD

Frontier Balanced Fund Class 2A Major Advisors Performance
Q1 2025 and YTD
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
Aspect Capital Ltd
Fort LP (GC)
Horizon3
Quantica Capital
QIM
Welton
Non-Major Advisors
Q1 2025
YTD

Frontier Balanced Fund Class 3A Major Advisors Performance
Q1 2025 and YTD
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
Aspect Capital Ltd
Fort LP (GC)
Horizon3
Quantica Capital
QIM
Welton
Non-Major Advisors
Q1 2025
YTD

Two of the six sectors which traded in the Frontier Balanced Fund were profitable in Q1 2025 and two of the six were profitable YTD. Metals and Stock Indices were profitable for the quarter while Agriculturals, Currencies, Energies and Interest Rates finished negative for the quarter. Metals and Stock Indices were profitable YTD while Agriculturals, Currencies, Energies and Interest Rates finished negative YTD.

In terms of major CTA performance, QIM finished positive for the quarter while Aspect, Fort, Horizon3 and Quantica finished negative for the quarter. QIM finished positive YTD while Aspect, Fort, Horizon3 and Welton were negative YTD.

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

Frontier Select Fund

2025

The Frontier Select Fund—Class 1 NAV lost 20.48% and gained 17.55%, respectively, for the three months ended March 31, 2025 and 2024, net of fees and expenses; the Frontier Select Fund—Class 2 NAV lost 19.89% and gained 18.45%, respectively, for the three months ended March 31, 2025 and 2024, net of fees and expenses; the Frontier Select Fund—Class 1AP NAV lost 19.89% and gained 18.45%, respectively, for the three months ended March 31, 2025 and 2024.

For the three months ended March 31, 2025, the Frontier Select Fund recorded total expenses of $8,957, net investment loss of $8,957, and net realized/unrealized loss on investments of $107,021, resulting in a net decrease in Owners’ capital from operations of $115,978. For the three months ended March 31, 2024, the Frontier Select Fund recorded total expenses of $13,720, net investment loss of $13,720, and net realized/unrealized gain on investments of $149,713, resulting in a net increase in Owners’ capital from operations of $135,993.

The NAV per Unit, Class 1, decreased from $38.16 as of December 31, 2024 to $30.35 at March 31, 2025. The NAV per Unit, Class 1AP, decreased from $52.17 as of December 31, 2024 to $41.80 at March 31, 2025. The NAV per Unit, Class 2, decreased from $69.23 as of December 31, 2024 to $55.46 at March 31, 2025. Total Class 1 subscriptions and redemptions for the three months ended March 31, 2025, were $0 and $19,623, respectively. Total Class 1AP subscriptions and redemptions for the three months ended March 31, 2025, were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the three months ended March 31, 2025, were $0 and $900, respectively. Ending capital at March 31, 2025 was $413,065 for Class 1, $4,810 for Class 1AP, and $25,377 for Class 2. Ending capital at December 31, 2024 was $541,125 for Class 1, $6,004 for Class 1AP, and $32,624 for Class 2.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agricultural sectors.

Sector & Major Advisor Attribution for the Frontier Select Fund

Frontier Select Fund Class 1 Sector Attributions
Q1 2025 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2025
YTD

Frontier Select Fund Class 1AP Sector Attributions
Q1 2025 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2025
YTD

Frontier Select Fund Class 2 Sector Attributions
Q1 2025 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2025
YTD

Frontier Select Fund Class 1 Major Advisor Performance
Q1 2025 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Quantica Capital
Welton
Q1 2025
YTD

Frontier Select Fund Class 1AP Major Advisor Performance
Q1 2025 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Quantica Capital
Welton
Q1 2025
YTD

Frontier Select Fund Class 2 Major Advisor Performance
Q1 2025 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Quantica Capital
Welton
Q1 2025
YTD

One of the six sectors which traded in the Frontier Select Fund was profitable in Q1 2025 and one of the six was profitable YTD. Metals were profitable for the quarter while Agriculturals, Currencies, Energies, Interest Rates and Stock Indices finished negative for the quarter.

Metals were profitable YTD while Agriculturals, Currencies, Energies, Interest Rates and Stock Indices finished negative YTD.

In terms of major CTA performance, no CTAs finished positive for the quarter while Horizon3, Quantica and Welton finished negative for the quarter. No CTAs finished positive YTD while Horizon3, Quantica and Welton finished negative YTD.

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

Frontier Global Fund

2025

The Frontier Global Fund—Class 1 NAV lost 19.01% and gained 37.12%, respectively, for the three months ended March 31, 2025 and 2024, net of fees and expenses; the Frontier Global Fund—Class 2 NAV lost 18.41% and gained 38.14%, respectively, for the three months ended March 31, 2025 and 2024, net of fees and expenses.

For the three months ended March 31, 2025, the Frontier Global Fund recorded total expenses of $17,412, net investment loss of $17,412, and net realized/unrealized loss on investments of $146,420, resulting in a net decrease in Owners’ capital from operations of $163,832. For the three months ended March 31, 2024, the Frontier Global Fund recorded total expenses of $25,600, net investment loss of $25,600, and net realized/unrealized gain on investments of $435,363, resulting in a net increase in Owners’ capital from operations of $409,763.

The NAV per Unit, Class 1, decreased from $120.17 at December 31, 2024 to $97.33 as of March 31, 2025. The NAV per Unit, Class 2, decreased from $204.73 at December 31, 2024 to $167.05 as of March 31, 2025. Total Class 1 subscriptions and redemptions for the period were $0 and $58,415, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $1,300, respectively. Ending capital at March 31, 2025 was $642,724 for Class 1, $24,537 for Class 2. Ending capital at December 31, 2024 was $859,439 for Class 1, $31,369 for Class 2.

Frontier Global Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Sector Attribution for the Frontier Global Fund

Frontier Global Fund Class 1 Sector Attributions
Q1 2025 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2025
YTD

Frontier Global Fund Class 2 Sector Attributions
Q1 2025 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2025
YTD

Two of the six sectors which traded in the Frontier Global Fund were profitable in Q1 2025 and two of the six were profitable YTD. Metals and Stock Indices were profitable for the quarter while Agriculturals, Currencies, Energies and Interest Rates finished negative for the quarter.

Metals and Stock Indices were profitable YTD while Agriculturals, Currencies, Energies and Interest Rates finished negative YTD.

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

Frontier Heritage Fund

2025

The Frontier Heritage Fund—Class 1 NAV lost 18.44% and gained 14.28%, respectively, for the three months ended March 31, 2025 and 2024, net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV lost 17.83% and gained 15.15%, respectively, for the three months ended March 31, 2025 and 2024, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV lost 17.83% and gained 15.14%, respectively, for the three months ended March 31, 2025 and 2024, net of fees and expenses.

For the three months ended March 31, 2025, the Frontier Heritage Fund recorded total expenses of $20,038, net investment loss of $20,038, and net realized/unrealized loss on investment of $190,750, resulting in a net decrease in Owners’ capital from operations of $210,788. For the three months ended March 31, 2024, the Frontier Heritage Fund recorded total expenses of $30,540, net investment loss of $30,540, and net realized/unrealized gain on investment of $253,355, resulting in a net increase in Owners’ capital from operations of $222,815.

The NAV per Unit, Class 1, decreased from $83.51 as of December 31, 2024 to $68.11 at March 31, 2025. The NAV per Unit, Class 1AP, decreased from $114.16 as of December 31, 2024 to $93.81 at March 31, 2025. The NAV per Unit, Class 2, decreased from $152.78 as of December 31, 2024 to $125.53 at March 31, 2025. Total Class 1 subscriptions and redemptions for the three months were $0 and $10,352, respectively. Total Class 1AP subscriptions and redemptions for the three months were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the three months were $0 and $1,900, respectively. Ending capital at March 31, 2025 was $859,383 for Class 1, $5,984 for Class 1AP, and $66,024 for Class 2. Ending capital at December 31, 2024 was $1,064,870 for Class 1, $7,282 for Class 1AP, and $82,279 for Class 2.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Sector & Major Advisor Attribution for the Frontier Heritage Fund

Frontier Heritage Fund Class 1 Sector Attributions
Q1 2025 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2025
YTD

Frontier Heritage Fund Class 1AP Sector Attributions
Q1 2025 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2025
YTD

Frontier Heritage Fund Class 2 Sector Attributions
Q1 2025 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q1 2025
YTD

Frontier Heritage Fund Class 1 Major Advisors Performance
Q1 2025 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Aspect Capital Ltd
Horizon3
Welton
Q1 2025
YTD

Frontier Heritage Fund Class 1AP Major Advisors Performance
Q1 2025 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Aspect Capital Ltd
Horizon3
Welton
Q1 2025
YTD

Frontier Heritage Fund Class 2 Major Advisors Performance
Q1 2025 and YTD
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Aspect Capital Ltd
Horizon3
Welton
Q1 2025
YTD

Two of the six sectors which traded in the Frontier Heritage Fund were profitable in Q1 2025 and two of the six were profitable YTD. Metals and Stock Indices were profitable for the quarter while Agriculturals, Currencies, Energies and Interest Rates finished negative for the quarter.

Metals and Stock Indices were profitable YTD while Agriculturals, Currencies, Energies and Interest Rates finished negative YTD.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Trust, through its Series investments, is a speculative commodity pool. The market sensitive instruments, which are held by the Trading Companies or Galaxy Plus entities in which the Series are invested, are acquired for speculative trading purposes, and all or a substantial amount of the Series’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Series’ main line of business.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of March 31, 2025 and December 31, 2024. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

DOMESTIC EXPOSURE

Frontier Balanced Fund:

	March 31, 2025		December 31, 2024
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

Value at Risk: Foreign Markets

The following table presents the portion of trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of March 31, 2025 and December 31, 2024, on foreign markets. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

FOREIGN EXPOSURE

Frontier Balanced Fund:

	March 31, 2025		December 31, 2024
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of March 31, 2025, by market sector.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chairman and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of March 31, 2025 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can only provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of March 31, 2025, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 report entitled Internal Control-Integrated Framework.

Based on that assessment, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust maintained effective internal control over financial reporting as of March 31, 2025.

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

Scope of Exhibit 31 Certifications

The certifications of the Chairman and Chief Financial Officer, and the President and Chief Executive Officer, of the Managing Owner as of March 31, 2025 and as of May 15, 2025 (the date of this filing) are included as Exhibits 31.1 and 31.2, respectively, to this Form 10-Q, and apply not only to the Trust as a whole but also to each Series individually.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no material legal proceedings pending against the Trust, or any of the Series.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the sale of unregistered Units by the Trust for the three months ended March 31, 2025. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Trust claims an exemption from registration of each of the transactions listed below under Section 4(a)(2) of the Securities Act of 1933, as amended, as a sale by an issuer not involving a public offering.

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

Frontier Funds
(Registrant)

Date: May 15, 2025	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 15, 2025	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Balanced Fund,
a Series of Frontier Funds
(Registrant)

Date: May 15, 2025	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 15, 2025	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Fund,
a Series of Frontier Funds
(Registrant)

Date: May 15, 2025	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 15, 2025	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Global Fund,
a Series of Frontier Funds
(Registrant)

Date: May 15, 2025	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 15, 2025	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Fund,
a Series of Frontier Funds
(Registrant)

Date: May 15, 2025	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 15, 2025	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long Short Commodity Fund,
a Series of Frontier Funds
(Registrant)

Date: May 15, 2025	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 15, 2025	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Fund,
a Series of Frontier Funds
(Registrant)

Date: May 15, 2025	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 15, 2025	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Fund,
a Series of Frontier Funds
(Registrant)

Date: May 15, 2025	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: May 15, 2025	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds