Form 10-Q
period 2025-06-30
Frontier Funds; Frontier Heritage Fund; Frontier Masters Fund; Frontier Select Fund; Frontier Long/Short Commodity Fund; Frontier Diversified Fund; Frontier Balanced Fund; Frontier Global Fund
filed 2025-08-14
CIK 1261379, 1389123, 1450722, 1389125, 1389128, 1450720, 1389122, 1389124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The Frontier Funds’ units of beneficial interest are not traded on any market and, accordingly, do not have an aggregate market value. Units outstanding as of June 30, 2025 were: 14,531 for the Frontier Diversified Fund, 4,511 for the Frontier Masters Fund, 5,677 for the Frontier Long/Short Commodity Fund, 49,352 for the Frontier Balanced Fund, 13,647 for the Frontier Select Fund, 6,467 for the Frontier Global Fund and 13,121 for the Frontier Heritage Fund.

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF JUNE 30, 2025, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

ii

The Series of Frontier Funds

Consolidated Statements of Financial Condition

June 30, 2025 (Unaudited) and December 31, 2024

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
	6/30/2025	12/31/2024	6/30/2025	12/31/2024	6/30/2025	12/31/2024
ASSETS
Cash and cash equivalents	$13,185	$30,763	$4,156	$17,336	$3,999	$17,526
U.S. Treasury securities, at fair value	3,630	1,945	1,144	1,096	1,101	1,108
Investments in private investment companies, at fair value	543,546	924,439	161,815	269,394	176,035	239,475
Investments in unconsolidated trading companies, at fair value	33,642	23,131	10,603	13,036	10,203	13,179
Interest receivable	135	160	43	90	41	91

Total Assets	$594,138	$980,438	$177,761	$300,952	$191,379	$271,379

LIABILITIES & CAPITAL

LIABILITIES
Interest payable to Managing Owner	$-	$-	$-	$-	$13	$18
Service fees payable to Managing Owner	19	30	8	15	2	3
Trading fees payable to Managing Owner	1,792	3,057	1,050	1,767	542	695
Subscriptions in advance for service fee rebates	22,650	22,650	31,725	31,725	393	393
Other liabilities	726	363	230	204	220	205

Total Liabilities	25,187	26,100	33,013	33,711	1,170	1,314

CAPITAL
Managing Owner - Class 2	3,625	5,409	1,558	3,110	243	317
Managing Owner - Class 2a	-	-	-	-	1,340	3,909
Managing Owner - Class 3	2,566	7,684	-	-	-	-
Managing Owner - Class 3a	-	-	-	-	472	607
Limited Owner - Class 2	88,043	131,392	36,305	64,129	3,824	4,984
Limited Owner - Class 2a	-	-	-	-	6,902	8,890
Limited Owner - Class 3	474,717	809,853	106,885	200,002	133,749	191,887
Limited Owner - Class 3a	-	-	-	-	43,679	59,471

Total Owners’ Capital	568,951	954,338	144,748	267,241	190,209	270,065

Total Capital	568,951	954,338	144,748	267,241	190,209	270,065

Total Liabilities and Capital	$594,138	$980,438	$177,761	$300,952	$191,379	$271,379

Units Outstanding
Class 2	2,237	2,237	1,137	1,165	113	113
Class 2a	N/A	N/A	N/A	N/A	335	403
Class 3	12,294	14,128	3,374	3,648	3,549	3,906
Class 3a	N/A	N/A	N/A	N/A	1,680	1,777

Net Asset Value per Unit
Class 2	$40.98	$61.16	$33.30	$57.71	$35.92	$46.82
Class 2a	N/A	N/A	N/A	N/A	$24.63	$31.72
Class 3	$38.82	$57.87	$31.67	$54.82	$37.68	$49.12
Class 3a	N/A	N/A	N/A	N/A	$26.29	$33.81

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Financial Condition

June 30, 2025 (Unaudited) and December 31, 2024

	Frontier Balanced Fund		Frontier Select Fund
	6/30/2025	12/31/2024	6/30/2025	12/31/2024
ASSETS
Cash and cash equivalents	$9,291	$76,744	$5,010	$23,606
U.S. Treasury securities, at fair value	2,557	4,851	1,379	1,492
Investments in private investment companies, at fair value	2,318,452	3,616,091	329,163	563,791
Investments in unconsolidated trading companies, at fair value	23,704	57,707	12,781	17,750
Interest receivable	96	400	52	123

Total Assets	$2,354,100	$3,755,793	$348,385	$606,762

LIABILITIES & CAPITAL

LIABILITIES
Interest payable to Managing Owner	$348	$700	$103	$215
Service fees payable to Managing Owner	3,230	5,929	743	1,478
Trading fees payable to Managing Owner	8,354	13,196	1,219	2,202
Subscriptions in advance for service fee rebates	419,234	416,816	22,970	22,838
Other liabilities	512	907	277	276

Total Liabilities	431,678	437,548	25,312	27,009

CAPITAL
Managing Owner - Class 2	19,927	29,935	3,556	6,712
Managing Owner - Class 2a	2,000	13,359	-	-
Limited Owner - Class 1	1,420,064	2,478,195	307,367	541,125
Limited Owner - Class 1AP	28,021	42,095	3,704	6,004
Limited Owner - Class 2	384,971	620,599	8,446	25,912
Limited Owner - Class 3a	67,439	134,062	-	-

Total Owners’ Capital	1,922,422	3,318,245	323,073	579,753

Total Capital	1,922,422	3,318,245	323,073	579,753

Total Liabilities and Capital	$2,354,100	$3,755,793	$348,385	$606,762

Units Outstanding
Class 1	41,237	47,196	13,251	14,181
Class 1AP	587	587	115	115
Class 2	6,289	6,726	281	471
Class 2a	36	158	N/A	N/A
Class 3a	1,204	1,595	N/A	N/A

Net Asset Value per Unit
Class 1	$34.44	$52.51	$23.20	$38.16
Class 1AP	$47.74	$71.72	$32.19	$52.17
Class 2	$64.38	$96.71	$42.71	$69.23
Class 2a	$56.22	$84.35	N/A	N/A
Class 3a	$56.03	$84.06	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Financial Condition

June 30, 2025 (Unaudited) and December 31, 2024

	Frontier Global Fund		Frontier Heritage Fund
	6/30/2025	12/31/2024	6/30/2025	12/31/2024
ASSETS
Cash and cash equivalents	$7,698	$43,072	$16,872	$56,774
U.S. Treasury securities, at fair value	2,119	2,723	4,644	3,589
Investments in private investment companies, at fair value	608,129	985,419	755,935	1,149,833
Investments in unconsolidated trading companies, at fair value	19,639	32,387	43,046	42,692
Interest receivable	79	224	174	296

Total Assets	$637,664	$1,063,825	$820,671	$1,253,184

LIABILITIES & CAPITAL

LIABILITIES
Interest payable to Managing Owner	$162	$321	$333	$425
Service fees payable to Managing Owner	1,071	2,105	1,502	2,495
Trading fees payable to Managing Owner	2,493	3,984	3,007	4,540
Subscriptions in advance for service fee rebates	166,498	166,099	91,854	90,620
Other liabilities	425	508	933	673

Total Liabilities	170,649	173,017	97,629	98,753

CAPITAL
Managing Owner - Class 2	5,300	10,129	7,375	13,334
Limited Owner - Class 1	448,971	859,439	666,398	1,064,870
Limited Owner - Class 1AP	-	-	4,707	7,282
Limited Owner - Class 2	12,744	21,240	44,562	68,945

Total Owners’ Capital	467,015	890,808	723,042	1,154,431

Total Capital	467,015	890,808	723,042	1,154,431

Total Liabilities and Capital	$637,664	$1,063,825	$820,671	$1,253,184

Units Outstanding
Class 1	6,320	7,152	12,531	12,751
Class 1AP	N/A	N/A	64	64
Class 2	147	153	526	539

Net Asset Value per Unit
Class 1	$71.04	$120.17	$53.18	$83.51
Class 1AP	N/A	N/A	$73.79	$114.16
Class 2	$122.84	$204.73	$98.75	$152.78

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedule of Investments

June 30, 2025 (Unaudited)

					Frontier
	Frontier Diversified Fund		Frontier Masters Fund		Long/Short Commodity Fund
		% of Total Capital		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$112,712	19.81%	$-	0.00%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	95,722	16.82%	-	0.00%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	137,155	24.11%	-	0.00%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	113,313	19.92%	112,848	77.96%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	31,734	5.58%	22,616	15.62%	29,342	15.43%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	52,910	9.30%	26,351	18.20%	-	0.00%
Galaxy Plus Fund - Rosetta Program Feeder Fund (522) LLC (formerly known as Galaxy Plus Fund - LRR Feeder Fund (522) LLC)	-	0.00%	-	0.00%	146,693	77.12%
Total Private Investment Companies	$543,546	95.54%	$161,815	111.78%	$176,035	92.55%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$33,642	5.91%	$10,603	7.33%	$10,203	5.36%
Total Investment in Unconsolidated Trading Companies	$33,642	5.91%	$10,603	7.33%	$10,203	5.36%

U.S. TREASURY SECURITIES (1)
	Fair Value		Fair Value		Fair Value
US Treasury Note 6.875% due 08/15/2025	$3,630	0.64%	$1,144	0.79%	$1,101	0.58%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value
US Treasury Note 6.875% due 08/15/2025 (1)	$3,613		$1,139		$1,096

Additional Disclosure on U.S. Treasury Securities	Cost		Cost		Cost
US Treasury Note 6.875% due 08/15/2025 (1)	$3,852		$1,214		$1,168

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedule of Investments

June 30, 2025 (Unaudited)

	Frontier		Frontier
	Balanced Fund		Select Fund
		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$145,007	7.54%	$-	0.00%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	304,474	15.84%	223,627	69.22%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	412,642	21.46%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	548,966	28.56%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	680,431	35.39%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	102,048	5.31%	49,709	15.39%
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	124,884	6.50%	55,827	17.28%
Total Private Investment Companies	$2,318,452	120.60%	$329,163	101.89%

INVESTMENT IN UNCONSOLIDATED COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$23,704	1.23%	$12,781	3.96%
Total Investment in Unconsolidated Trading Companies	$23,704	1.23%	$12,781	3.96%

U.S. TREASURY SECURITIES (1)
	Fair Value		Fair Value

US Treasury Note 6.875% due 08/15/2025	$2,557	0.13%	$1,379	0.43%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value

US Treasury Note 6.875% due 08/15/2025 (1)	$2,546		$1,373

Additional Disclosure on U.S. Treasury Securities	Cost		Cost

US Treasury Note 6.875% due 08/15/2025 (1)	$2,714		$1,463

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedule of Investments

June 30, 2025 (Unaudited)

	Frontier Global		Frontier
	Fund		Heritage Fund
		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$608,129	130.22%	$525,762	72.72%
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	-	-	173,685	24.02%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	-	56,488	7.81%
Total Private Investment Companies	$608,129	130.22%	$755,935	104.55%

INVESTMENT IN UNCONSOLIDATED COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$19,639	4.21%	$43,046	5.95%
Total Investment in Unconsolidated Trading Companies	$19,639	4.21%	$43,046	5.95%

U.S. TREASURY SECURITIES (1)
	Fair Value		Fair Value

US Treasury Note 6.875% due 08/15/2025	$2,119	0.45%	$4,644	0.64%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value

US Treasury Note 6.875% due 08/15/2025 (1)	$2,109		$4,623

Additional Disclosure on U.S. Treasury Securities	Cost		Cost

US Treasury Note 6.875% due 08/15/2025 (1)	$2,249		$4,928

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

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

The Series of Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended June 30, 2025 and 2024

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	6/30/2025	6/30/2024	6/30/2025	6/30/2024	6/30/2025	6/30/2024
Investment income:
Interest - net	$664	$1,264	$245	$374	$247	$680

Total Income	664	1,264	245	374	247	680

Expenses:
Service Fees - Class 1	58	134	25	58	5	14
Due Diligence Fees	178	438	46	126	16	35
Trading Fees	6,060	13,279	3,511	8,227	1,665	3,968

Total Expenses	6,296	13,851	3,582	8,411	1,686	4,017

Investment (loss) - net	(5,632)	(12,587)	(3,337)	(8,037)	(1,439)	(3,337)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	(113,609)	(5,444)	(46,825)	(34,761)	(13,607)	79,011
Net realized gain/(loss) on private investment companies	(38,912)	3,988	(3,691)	3,009	(7,582)	(155,924)
Net realized gain/(loss) on U.S. Treasury securities	(473)	(654)	(171)	(212)	(202)	(440)
Net unrealized gain/(loss) on U.S. Treasury securities	(21)	105	(8)	44	(9)	81
Change in fair value of investments in unconsolidated trading companies	(3,561)	875	(1,294)	234	(1,591)	548

Net gain/(loss) on investments	(156,576)	(1,130)	(51,989)	(31,686)	(22,991)	(76,724)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(162,208)	(13,717)	(55,326)	(39,723)	(24,430)	(80,061)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(162,208)	$(13,717)	$(55,326)	$(39,723)	$(24,430)	$(80,061)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 2	$(11.08)	$(0.81)	$(12.75)	$(7.73)	$(4.56)	$(9.09)
Class 2a	N/A	N/A	N/A	N/A	$(2.91)	$(6.00)
Class 3	$(10.47)	$(0.72)	$(12.10)	$(7.29)	$(4.79)	$(9.53)
Class 3a	N/A	N/A	N/A	N/A	$(3.09)	$(6.36)

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended June 30, 2025 and 2024

	Frontier Balanced Fund		Frontier Select Fund
	6/30/2025	6/30/2024	6/30/2025	6/30/2024
Investment income:
Interest - net	$50	$123	$-	$-

Total Income/(loss)	50	123	-	-

Expenses:
Service Fees - Class 1	11,565	30,384	2,342	5,791
Trading Fees	28,739	62,586	4,107	8,819

Total Expenses	40,304	92,970	6,449	14,610

Investment (loss) - net	(40,254)	(92,847)	(6,449)	(14,610)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	(447,543)	(113,200)	(83,443)	(100,716)
Net realized gain/(loss) on private investment companies	(108,547)	44,503	(11,508)	(1,063)
Net realized gain/(loss) on U.S. Treasury securities	(1,071)	(1,146)	(263)	(486)
Net unrealized gain/(loss) on U.S. Treasury securities	(48)	113	(12)	89
Change in fair value of investments in unconsolidated trading companies	(6,694)	(1,700)	(2,015)	915

Net gain/(loss) on investments	(563,903)	(71,430)	(97,241)	(101,261)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(604,157)	(164,277)	(103,690)	(115,871)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(604,157)	$(164,277)	$(103,690)	$(115,871)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(9.79)	$(2.51)	$(7.15)	$(7.17)
Class 1AP	$(13.12)	$(2.65)	$(9.61)	$(9.11)
Class 2	$(17.70)	$(3.58)	$(12.75)	$(12.10)
Class 2a	$(15.42)	$(3.08)	N/A	N/A
Class 3a	$(15.35)	$(3.07)	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended June 30, 2025 and 2024

	Frontier Global Fund		Frontier Heritage Fund
	6/30/2025	6/30/2024	6/30/2025	6/30/2024
Investment income:
Interest - net	$-	$-	$-	$-

Total Income	-	-	-	-

Expenses:
Service Fees - Class 1	3,576	10,865	5,239	11,833
Trading Fees	8,387	20,174	9,966	20,515

Total Expenses	11,963	31,039	15,205	32,348

Investment (loss) - net	(11,963)	(31,039)	(15,205)	(32,348)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	(160,963)	(105,008)	(165,492)	(55,125)
Net realized gain/(loss) on private investment companies	(1,928)	68,921	(16,019)	11,224
Net realized gain/(loss) on U.S. Treasury securities	(420)	(506)	(719)	(632)
Net unrealized gain/(loss) on U.S. Treasury securities	(19)	80	(32)	97
Change in fair value of investments in unconsolidated trading companies	(3,117)	(42)	(5,453)	(912)

Net gain/(loss) on investments	(166,447)	(36,555)	(187,715)	(45,348)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(178,410)	(67,594)	(202,920)	(77,696)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(178,410)	$(67,594)	$(202,920)	$(77,696)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(26.29)	$(8.52)	$(14.93)	$(5.69)
Class 1AP	N/A	N/A	$(20.02)	$(6.43)
Class 2	$(44.21)	$(11.99)	$(26.78)	$(8.61)

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Six Months Ended June 30, 2025 and 2024

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	6/30/2025	6/30/2024	6/30/2025	6/30/2024	6/30/2025	6/30/2024

Investment income:
Interest - net	$1,330	$2,252	$518	$798	$455	$1,381

Total Income	1,330	2,252	518	798	455	1,381

Expenses:
Service Fees - Class 1	137	259	62	113	12	35
Due Diligence Fees	434	882	117	239	36	75
Trading Fees	14,093	26,295	8,306	14,959	3,559	8,910

Total Expenses	14,664	27,436	8,485	15,311	3,607	9,020

Investment (loss) - net	(13,334)	(25,184)	(7,967)	(14,513)	(3,152)	(7,639)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	(222,146)	240,332	(91,875)	73,495	(34,045)	70,794
Net realized gain/(loss) on private investment companies	(55,896)	(5,087)	(5,761)	3,787	(19,974)	(165,874)
Net realized gain/(loss) on U.S. Treasury securities	(872)	(1,029)	(333)	(375)	(349)	(768)
Net unrealized gain/(loss) on U.S. Treasury securities	(31)	79	(12)	27	(13)	43
Change in fair value of investments in unconsolidated trading companies	(6,018)	(841)	(2,414)	33	(2,603)	500

Net gain/(loss) on investments	(284,963)	233,454	(100,395)	76,967	(56,984)	(95,305)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(298,297)	208,270	(108,362)	62,454	(60,136)	(102,944)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(298,297)	$208,270	$(108,362)	$62,454	$(60,136)	$(102,944)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 2	$(20.18)	$10.51	$(24.41)	$11.93	$(10.90)	$(11.39)
Class 2a	N/A	N/A	N/A	N/A	$(7.09)	$(7.14)
Class 3	$(19.05)	$10.01	$(23.15)	$11.41	$(11.44)	$(11.95)
Class 3a	N/A	N/A	N/A	N/A	$(7.52)	$(7.54)

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Six Months Ended June 30, 2025 and 2024

	Frontier Balanced Fund		Frontier Select Fund
	6/30/2025	6/30/2024	6/30/2025	6/30/2024

Investment income:
Interest - net	$127	$282	$-	$-

Total Income/(loss)	127	282	-	-

Expenses:
Service Fees - Class 1	28,446	59,994	5,867	11,477
Trading Fees	64,896	120,069	9,539	16,853

Total Expenses	93,342	180,063	15,406	28,330

Investment (loss) - net	(93,215)	(179,781)	(15,406)	(28,330)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	(824,027)	796,650	(164,101)	32,653
Net realized gain/(loss) on private investment companies	(181,216)	(1,925)	(35,478)	15,811
Net realized gain/(loss) on U.S. Treasury securities	(2,435)	(2,396)	(570)	(834)
Net unrealized gain/(loss) on U.S. Treasury securities	(82)	(21)	(20)	49
Change in fair value of investments in unconsolidated trading companies	(16,409)	(2,812)	(4,093)	773

Net gain/(loss) on investments	(1,024,169)	789,496	(204,262)	48,452

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(1,117,384)	609,715	(219,668)	20,122

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,117,384)	$609,715	$(219,668)	$20,122

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(18.07)	$7.22	$(14.96)	$0.90
Class 1AP	$(23.98)	$10.97	$(19.98)	$2.14
Class 2	$(32.33)	$14.80	$(26.52)	$2.83
Class 2a	$(28.13)	$12.97	N/A	N/A
Class 3a	$(28.03)	$12.93	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Six Months Ended June 30, 2025 and 2024

	Frontier Global Fund		Frontier Heritage Fund
	6/30/2025	6/30/2024	6/30/2025	6/30/2024

Investment income:
Interest - net	$-	$-	$-	$-

Total Income	-	-	-	-

Expenses:
Service Fees - Class 1	9,339	20,305	12,482	23,136
Trading Fees	20,036	36,334	22,761	39,752

Total Expenses	29,375	56,639	35,243	62,888

Investment (loss) - net	(29,375)	(56,639)	(35,243)	(62,888)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	(307,032)	307,028	(323,037)	103,527
Net realized gain/(loss) on private investment companies	298	92,858	(44,534)	106,990
Net realized gain/(loss) on U.S. Treasury securities	(754)	(925)	(1,288)	(966)
Net unrealized gain/(loss) on U.S. Treasury securities	(26)	31	(46)	57
Change in fair value of investments in unconsolidated trading companies	(5,353)	(184)	(9,560)	(1,601)

Net gain/(loss) on investments	(312,867)	398,808	(378,465)	208,007

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(342,242)	342,169	(413,708)	145,119

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(342,242)	$342,169	$(413,708)	$145,119

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(49.13)	$41.44	$(30.33)	$9.52
Class 1AP	N/A	N/A	$(40.37)	$14.95
Class 2	$(81.89)	$72.89	$(54.03)	$20.01

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended June 30, 2025

	Frontier Diversified Fund					Frontier Masters Fund
	Class 2	Class 2	Class 3	Class 3		Class 2	Class 2	Class 3	Class 3
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total

Owners’ Capital, March 31, 2025	$4,604	$111,840	$3,258	$645,793	$765,495	$2,155	$50,204	$-	$147,714	$200,073

Redemption of Units	-	-	-	(34,336)	(34,336)	-	-	-	1	1
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(979)	(23,797)	(692)	(136,740)	(162,208)	(597)	(13,899)	-	(40,830)	(55,326)

Owners’ Capital, June 30, 2025	$3,625	$88,043	$2,566	$474,717	$568,951	$1,558	$36,305	$-	$106,885	$144,748

Owners’ Capital - Units, March 31, 2025	89	2,148	66	13,103	15,406	46	1,091	-	3,374	4,511

Sale of Units (including transfers)	-	-	-	-	-	-	-	-	-	-
Redemption of Units (including transfers)	-	-	-	(875)	(875)	(0)	-	-	-	-

Owners’ Capital - Units, June 30, 2025	89	2,148	66	12,228	14,531	46	1,091	-	3,374	4,511

Net asset value per unit at March 31, 2025		$52.06		$49.29			$46.05		$43.77

Change in net asset value per unit for the three months ended June 30, 2025		(11.08)		(10.47)			(12.75)		$(12.10)

Net asset value per unit at June 30, 2025		$40.98		$38.82			$33.30		$31.67

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended June 30, 2025

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 2a		Class 3a
	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total

Owners’ Capital, March 31, 2025	$274	$4,309	$159,228	$1,499	$7,719	$527	$48,820	$222,376

Sale of Units	-	-	-	-	-	-	-	-
Redemption of Units	-	-	(7,737)	-	-	-	-	(7,737)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(31)	(485)	(17,742)	(159)	(817)	(55)	(5,141)	(24,430)

Owners’ Capital, June 30, 2025	$243	$3,824	$133,749	$1,340	$6,902	$472	$43,679	$190,209

Owners’ Capital - Units, March 31, 2025	7	106	3,749	55	280	18	1,662	5,877

Sale of Units (including transfers)	-	-	-	-	-	-	-	-
Redemption of Units (including transfers)	-	-	(200)	-	-	-	-	(200)

Owners’ Capital - Units, June 30, 2025	7	106	3,549	55	280	18	1,662	5,677

Net asset value per unit at March 31, 2025		$40.48	$42.47		$27.54		$29.38

Change in net asset value per unit for the three months ended June 30, 2025		(4.56)	(4.79)		(2.91)		(3.09)

Net asset value per unit at June 30, 2025		$35.92	$37.68		$24.63		$26.29

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended June 30, 2025

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Total

Owners’ Capital, March 31, 2025	$2,049,149	$35,724	$25,404	$526,667	$2,549	$-	$107,912	$2,747,405

Sale of Units	-	-	-	-	-	-	-	-
Redemption of Units	(175,261)	-	-	(28,481)	-	-	(17,084)	(220,826)
Transfer of Units In (Out)	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(453,824)	(7,703)	(5,477)	(113,215)	(549)	-	(23,389)	(604,157)

Owners’ Capital, June 30, 2025	$1,420,064	$28,021	$19,927	$384,971	$2,000	$-	$67,439	$1,922,422

Owners’ Capital - Units, March 31, 2025	46,327	587	310	6,416	36	-	1,512	55,188

Sale of Units (including transfers)	-	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(5,090)	-	-	(437)	-	-	(308)	(5,835)

Owners’ Capital - Units, June 30, 2025	41,237	587	310	5,979	36	-	1,204	49,353

Net asset value per unit at March 31, 2025	$44.23	$60.86		$82.08		$71.64	$71.38
Change in net asset value per unit for the three months ended June 30, 2025	(9.79)	(13.12)		(17.70)		(15.42)	(15.35)
Net asset value per unit at June 30, 2025	$34.44	$47.74		$64.38		$56.22	$56.03

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended June 30, 2025

	Frontier Select Fund					Frontier Global Fund				Frontier Heritage Fund
	Class 1	Class 1AP	Class 2			Class 1	Class 2			Class 1	Class 1AP	Class 2
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Total

Owners’ Capital, March 31, 2025	$413,065	$4,810	$4,617	$20,760	$443,252	$642,724	$7,207	$17,330	$667,261	$859,383	$5,984	$9,376	$56,648	$931,391

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	(8,820)	-	-	(7,669)	(16,489)	(21,835)	(1)	-	(21,836)	(5,429)	-	-	-	(5,429)
Transfer of Units In(Out)	-	-	-		-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(96,878)	(1,106)	(1,061)	(4,645)	(103,690)	(171,918)	(1,906)	(4,586)	(178,410)	(187,556)	(1,277)	(2,001)	(12,086)	(202,920)

Owners’ Capital, June 30, 2025	$307,367	$3,704	$3,556	$8,446	$323,073	$448,971	$5,300	$12,744	$467,015	$666,398	$4,707	$7,375	$44,562	$723,042

Owners’ Capital - Units, March 31, 2025	13,612	115	84	374	14,185	6,604	43	104	6,751	12,617	64	74	452	13,207

Sale of Units (including transfers)	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(361)	-	(1)	(176)	(538)	(284)	-	-	(284)	(86)	-	-	-	(86)

Owners’ Capital - Units, June 30, 2025	13,251	115	83	198	13,647	6,320	43	104	6,467	12,531	64	74	452	13,121

Net asset value per unit at March 31, 2025	$30.35	$41.80		$55.46		$97.33		$167.05		$68.11	$93.81		$125.53
Change in net asset value per for the three months ended June 30, 2025	(7.15)	(9.61)		(12.75)		(26.29)		(44.21)		(14.93)	(20.02)		(26.78)
Net asset value per unit at June 30, 2025	$23.20	$32.19		$42.71		$71.04		$122.84		$53.18	$73.79		$98.75

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Six Months Ended June 30, 2025

	Frontier Diversified Fund					Frontier Masters Fund
	Class 2	Class 2	Class 3	Class 3		Class 2	Class 2	Class 3	Class 3
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total

Owners’ Capital, December 31, 2024	$5,409	$131,392	$7,684	$809,853	$954,338	$3,110	$64,129	$-	$200,002	$267,241

Sale of Units	-	-	-	-	-	-	-	-	-	-
Redemption of Units	-	-	(3,750)	(83,340)	(87,090)	(400)	(1,226)	-	(12,505)	(14,131)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(1,784)	(43,349)	(1,368)	(251,796)	(298,297)	(1,152)	(26,598)	-	(80,612)	(108,362)

Owners’ Capital, June 30, 2025	$3,625	$88,043	$2,566	$474,717	$568,951	$1,558	$36,305	$-	$106,885	$144,748

Owners’ Capital - Units, December 31, 2024	89	2,148	133	13,995	16,365	53	1,112	-	3,648	4,813

Sale of Units (including transfers)	-	-	-	-	-	-	-	-	-	-
Redemption of Units (including transfers)	-	-	(67)	(1,767)	(1,834)	(7)	(21)	-	(274)	(302)

Owners’ Capital - Units, June 30, 2025	89	2,148	66	12,228	14,531	46	1,091	-	3,374	4,511

Net asset value per unit at December 31, 2024		$61.16		$57.87			$57.71		$54.82

Change in net asset value per unit for the six months ended June 30, 2025		(20.18)		(19.05)			(24.41)		$(23.15)

Net asset value per unit at June 30, 2025		$40.98		$38.82			$33.30		$31.67

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Six Months Ended June 30, 2025

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 2a		Class 3a
	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total

Owners’ Capital, December 31, 2024	$317	$4,984	$191,887	$3,909	$8,890	$607	$59,471	$270,065

Sale of Units	-	-	-	-	-	-	-	-
Redemption of Units	-	-	(14,735)	(2,100)	-	-	(2,885)	(19,720)
Transfer of Units In(Out)	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(74)	(1,160)	(43,403)	(469)	(1,988)	(135)	(12,907)	(60,136)

Owners’ Capital, June 30, 2025	$243	$3,824	$133,749	$1,340	$6,902	$472	$43,679	$190,209

Owners’ Capital - Units, December 31, 2024	7	106	3,906	123	280	18	1,759	6,199

Sale of Units (including transfers)	-	-	-	-	-	-	-	-
Redemption of Units (including transfers)	-	-	(357)	(68)	-	-	(97)	(522)

Owners’ Capital - Units, June 30, 2025	7	106	3,549	55	280	18	1,662	5,677

Net asset value per unit at December 31, 2024		$46.82	$49.12		$31.72		$33.81

Change in net for the six months ended June 30, 2025		(10.90)	(11.44)		(7.09)		(7.52)

Net asset value per unit at June 30, 2025		$35.92	$37.68		$24.63		$26.29

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Six Months Ended June 30, 2025

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Total

Owners’ Capital, December 31, 2024	$2,478,195	$42,095	$29,935	$620,599	$13,359	$-	$134,062	$3,318,245

Sale of Units	-	-	-	-	-	-	-	-
Redemption of Units	(216,481)	-	-	(28,481)	(10,000)	-	(23,477)	(278,439)
Transfer of Units In (Out)	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(841,650)	(14,074)	(10,008)	(207,147)	(1,359)	-	(43,146)	(1,117,384)

Owners’ Capital, June 30, 2025	$1,420,064	$28,021	$19,927	$384,971	$2,000	$-	$67,439	$1,922,422

Owners’ Capital - Units, December 31, 2024	47,196	587	310	6,416	158	-	1,595	56,262

Sale of Units (including transfers)	-	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(5,959)	-	-	(437)	(122)	-	(391)	(6,909)

Owners’ Capital - Units, June 30, 2025	41,237	587	310	5,979	36	-	1,204	49,353

Net asset value per unit at December 31, 2024	$52.51	$71.72		$96.71		$84.35	$84.06

Change in net asset value for the six months ended June 30, 2025	(18.07)	(23.98)		(32.33)		(28.13)	(28.03)
Net asset value per unit at June 30, 2025	$34.44	$47.74		$64.38		$56.22	$56.03

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Six Months Ended June 30, 2025

	Frontier Select Fund					Frontier Global Fund				Frontier Heritage Fund
	Class 1	Class 1AP	Class 2			Class 1	Class 2			Class 1	Class 1AP	Class 2
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Total

Owners’ Capital, December 31, 2024	$541,125	$6,004	$6,712	$25,912	$579,753	$859,439	$10,129	$21,240	$890,808	$1,064,870	$7,282	$13,334	$68,945	$1,154,431

Sale of Units	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units	(28,443)	-	(900)	(7,669)	(37,012)	(80,250)	(1,301)	-	(81,551)	(15,781)	-	(1,900)	-	(17,681)
Transfer of Units In(Out)	-	-	-		-	-	-	-	-	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(205,315)	(2,300)	(2,256)	(9,797)	(219,668)	(330,218)	(3,528)	(8,496)	(342,242)	(382,691)	(2,575)	(4,059)	(24,383)	(413,708)

Owners’ Capital, June 30, 2025	$307,367	$3,704	$3,556	$8,446	$323,073	$448,971	$5,300	$12,744	$467,015	$666,398	$4,707	$7,375	$44,562	$723,042

Owners’ Capital - Units, December 31, 2024	14,181	115	97	374	14,767	7,152	49	104	7,305	12,751	64	87	452	13,354

Sale of Units (including transfers)	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Units (including transfers)	(930)	-	(14)	(176)	(1,120)	(832)	(6)	-	(838)	(220)	-	(13)	-	(233)

Owners’ Capital - Units, June 30, 2025	13,251	115	83	198	13,647	6,320	43	104	6,467	12,531	64	74	452	13,121

Net asset value per unit at December 31, 2024	$38.16	$52.17		$69.23		$120.17		$204.73		$83.51	$114.16		$152.78
Change in net asset value per for the six months ended June 30, 2025	(14.96)	(19.98)		(26.52)		(49.13)		(81.89)		(30.33)	(40.37)		(54.03)
Net asset value per unit at June 30, 2025	$23.20	$32.19		$42.71		$71.04		$122.84		$53.18	$73.79		$98.75

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2025 and 2024

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	6/30/2025	6/30/2024	6/30/2025	6/30/2024	6/30/2025	6/30/2024

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(298,297)	$208,270	$(108,362)	$62,454	$(60,136)	$(102,944)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	(3,918)	(3,460)	(911)	(1,984)	(810)	(2,789)
Net unrealized (gain)/loss on U.S. Treasury securities	31	(79)	12	(27)	13	(43)
Net realized (gain)/loss on U.S. Treasuries securities	872	1,029	333	375	349	768
Net unrealized (gain)/loss on private investment companies	222,146	(240,332)	91,875	(73,495)	34,045	(70,794)
Net realized (gain)/loss on private investment companies	55,896	5,087	5,761	(3,787)	19,974	165,874
(Purchases) sales of:
Sales of U.S. Treasury securities	-	3,519	-	1,371	-	2,649
U.S. Treasury interest and premium paid/amortized	1,330	2,252	518	798	455	1,381
(Purchases) of Private Investment Companies	(49,257)	(140,852)	(23,300)	(50,625)	(18,562)	(66,041)
Sale of Private Investment Companies	152,108	418,816	33,243	85,933	27,983	318,351
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	(10,511)	3,052	2,433	(3,338)	2,976	5,151
Interest receivable	25	215	47	32	50	133
Interest payable to Managing Owner	-	-	-	-	(5)	(11)
Trading fees payable to Managing Owner	(1,265)	(251)	(717)	(61)	(153)	(1,010)
Service fees payable to Managing Owner	(11)	(5)	(7)	1	(1)	(4)
Other liabilities	363	1,406	26	622	15	507

Net cash provided by (used in) operating activities	69,512	258,667	951	18,269	6,193	251,178

Cash Flows from Financing Activities:
Payments for redemption of units	(87,090)	(274,709)	(14,131)	(17,216)	(19,720)	(277,529)
Change in owner redemptions payable	-	(21,822)	-	(2,601)	-	(485)

Net cash provided by (used in) financing activities	(87,090)	(296,531)	(14,131)	(19,817)	(19,720)	(278,014)

Net increase (decrease) in cash and cash equivalents	(17,578)	(37,864)	(13,180)	(1,548)	(13,527)	(26,836)

Cash and cash equivalents, beginning of period	30,763	98,119	17,336	25,514	17,526	50,991
Cash and cash equivalents, end of period	$13,185	$60,255	$4,156	$23,966	$3,999	$24,155

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2025 and 2024

	Frontier Balanced Fund		Frontier Select Fund
	6/30/2025	6/30/2024	6/30/2025	6/30/2024

Cash Flows from Operating Activities:

Net increase/(decrease) in capital resulting from operations	$(1,117,384)	$609,715	$(219,668)	$20,122
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net realized (gain)/loss on futures, forwards and options	-	(14,434)	-	-
Net change in ownership allocation of U.S. Treasury securities	(350)	(426)	(477)	27
Net unrealized (gain)/loss on U.S. Treasury securities	82	21	20	(49)
Net realized (gain)/loss on U.S. Treasury securities	2,435	2,396	570	834
Net unrealized (gain)/loss on private investment companies	824,027	(796,650)	164,101	(32,653)
Net realized (gain)/loss on private investment companies	181,216	1,925	35,478	(15,811)
(Purchases) sales of:
Sales of U.S. Treasury securities	-	4,244	-	2,909
U.S. Treasury interest and premium paid/amortized	127	282	-	-
(Purchases) of Private Investment Companies	(136,721)	(884,212)	(37,943)	(255,363)
Sale of Private Investment Companies	429,117	946,305	72,992	257,521
Increase and/or decrease in:
Receivable from futures commission merchants	-	769,384	-	-
Investments in unconsolidated trading companies, at fair value	34,003	(8,001)	4,969	11,667
Interest receivable	304	421	71	252
Incentive fees payable to Managing Owner	-	(692)	-	-
Management fees payable to Managing Owner	-	(2,440)	-	-
Interest payable to Managing Owner	(352)	(423)	(112)	(63)
Trading fees payable to Managing Owner	(4,842)	(335)	(983)	453
Service fees payable to Managing Owner	(2,699)	(330)	(735)	(138)
Risk analysis fees payable	-	(11,307)	-	-
Subscriptions in advance for service fee rebates	2,418	7,239	132	149
Other liabilities	(395)	4,546	1	772

Net cash provided by (used in) operating activities	210,986	627,228	18,416	(9,371)

Cash Flows from Financing Activities:
Payments for redemption of units	(278,439)	(685,815)	(37,012)	(43,750)

Net cash provided by (used in) financing activities	(278,439)	(685,815)	(37,012)	(43,750)

Net increase (decrease) in cash and cash equivalents	(67,453)	(58,587)	(18,596)	(53,121)

Cash and cash equivalents, beginning of period	76,744	230,796	23,606	91,807
Cash and cash equivalents, end of period	$9,291	$172,209	$5,010	$38,686

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2025 and 2024

	Frontier Global Fund		Frontier Heritage Fund
	6/30/2025	6/30/2024	6/30/2025	6/30/2024

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(342,242)	$342,169	$(413,708)	$145,119
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	(176)	(922)	(2,389)	(1,620)
Net unrealized (gain)/loss on U.S. Treasury securities	26	(31)	46	(57)
Net realized (gain)/loss on U.S. Treasury securities	754	925	1,288	966
Net unrealized (gain)/loss on private investment companies	307,032	(307,028)	323,037	(103,527)
Net realized (gain)/loss on private investment companies	(298)	(92,858)	44,534	(106,990)
(Purchases) sale of:
Sales of U.S. Treasury Securities	-	2,629	-	3,166
(Purchases) of Private Investment Companies	(34,868)	(101,299)	(48,955)	(727,193)
Sale of Private Investment Companies	105,424	233,704	75,282	952,373
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	12,748	(627)	(354)	(3,663)
Interest receivable	145	170	122	158
Interest payable to Managing Owner	(159)	(176)	(92)	(128)
Trading fees payable to Managing Owner	(1,491)	1,070	(1,533)	(384)
Service fees payable to Managing Owner	(1,034)	471	(993)	(184)
Subscriptions in advance for service fee rebates	399	947	1,234	2,382
Other liabilities	(83)	1,431	260	1,665

Net cash provided by (used in) operating activities	46,177	80,575	(22,221)	162,083

Cash Flows from Financing Activities:
Payments for redemption of units	(81,551)	(107,069)	(17,681)	(183,373)

Net cash provided by (used in) financing activities	(81,551)	(107,069)	(17,681)	(183,373)

Net increase (decrease) in cash and cash equivalents	(35,374)	(26,494)	(39,902)	(21,290)

Cash and cash equivalents, beginning of period	43,072	85,804	56,774	88,561
Cash and cash equivalents, end of period	$7,698	$59,310	$16,872	$67,271

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

As of June 30, 2025, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into two separate Classes—Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund and Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Global Fund, separates Units into two separate Classes—Class 1 and Class 2. The Trust, with respect to the Frontier Balanced Fund, separates Units into five separate Classes—Class 1, Class 1AP, Class 2, Class 2a and Class 3a. The Trust, with respect to the Frontier Long/Short Commodity Fund, separates Units into four separate Classes—Class 2, Class 2a, Class 3 and Class 3a.

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

Receivable from Futures Commission Merchants—The Series of the Trust deposit assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust, with respect to the Series, earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of June 30, 2025 and December 31, 2024 included restricted cash for margin requirements of $0 and $0 respectively, for the Frontier Balanced Fund.

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

Income Taxes—The Trust, with respect to the Series, applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust, with respect to the Series’, consolidated financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Series for the quarter ended June 30, 2025.

The 2022 through 2025 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2024, 2023 and 2022, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2025 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as subscriptions in advance for service fee rebates of $22,650, $393, $31,725, $419,234, $22,970, $166,498 and $91,854 for the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively, as of June 30, 2025.

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

Swap contracts are reported at fair value upon daily reports from the counterparty. In addition, a third party takes the inputs from the counterparty, makes certain adjustments, and runs it through their pricing model to come up with their daily price. The fair value measurements of the swap contracts are valued using unadjusted inputs that were not internally developed. The Managing Owner reviews and compares approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, as well as from the third party. Differences in prices exceeding 5% are investigated. Unexplainable differences are escalated to the Managing Owner’s Valuation Committee for evaluation and resolution. The Swap contracts are reported at fair value using Level 3 inputs. The Series did not hold any swap contracts as of June 30, 2025.

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

The following table summarizes the investments in each Series measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, as well as investments valued using the practical expedient (net asset value).

June 30, 2025	Practical Expedient	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$33,642	$-	$-	$-	$33,642
U.S. Treasury Securities	-	3,630	-	-	3,630
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	10,603	-	-	-	10,603
U.S. Treasury Securities	-	1,144	-	-	1,144
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	10,203	-	-	-	10,203
U.S. Treasury Securities	-	1,101	-	-	1,101
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	23,704	-	-	-	23,704
U.S. Treasury Securities	-	2,557	-	-	2,557
Frontier Select Fund			-
Investment in Unconsolidated Trading Companies	12,781	-	-	-	12,781
U.S. Treasury Securities	-	1,379	-	-	1,379
Frontier Global Fund			-
Investment in Unconsolidated Trading Companies	19,639	-	-	-	19,639
U.S. Treasury Securities	-	2,119	-	-	2,119
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	43,046	-	-	-	43,046
U.S. Treasury Securities	-	4,644	-	-	4,644

December 31, 2024	Practical Expedient	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$23,131	$-	$-	$-	$23,131
U.S. Treasury Securities	-	1,945	-	-	1,945
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	13,036	-	-	-	13,036
U.S. Treasury Securities	-	1,096	-	-	1,096
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	13,179	-	-	-	13,179
U.S. Treasury Securities	-	1,108	-	-	1,108
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	57,707	-	-	-	57,707
Open Trade Equity (Deficit)	-	-	-	-	-
U.S. Treasury Securities	-	4,851	-	-	4,851
Frontier Select Fund
Investment in Unconsolidated Trading Companies	17,750	-	-	-	17,750
U.S. Treasury Securities	-	1,492	-	-	1,492
Frontier Global Fund
Investment in Unconsolidated Trading Companies	32,387	-	-	-	32,387
U.S. Treasury Securities	-	2,723	-	-	2,723
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	42,692	-	-	-	42,692
U.S. Treasury Securities	-	3,589	-	-	3,589

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of June 30, 2025, none of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps or are recorded as collateral within the swap fair value within the Statements of Financial Condition.

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

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025		As of December 31, 2024
Series	Percentage of Series Total Capital Invested in Unconsolidated Trading Companies	Fair Value	Percentage of Series Total Capital Invested in Unconsolidated Trading Companies	Fair Value

Frontier Diversified Series :
Frontier Trading Company XXXVIII	5.91%	$33,642	2.42%	$23,131
Frontier Masters Fund :
Frontier Trading Company XXXVIII	7.33%	$10,603	4.88%	$13,036
Frontier Long/Short Commodity Fund :
Frontier Trading Company XXXVIII	5.36%	$10,203	4.88%	$13,179
Frontier Balanced Fund :
Frontier Trading Company XXXVIII	1.23%	$23,704	1.74%	$57,707
Frontier Select Fund :
Frontier Trading Companies XXXVIII	3.96%	$12,781	3.06%	$17,750
Frontier Global Fund :
Frontier Trading Company XXXVIII	4.21%	$19,639	3.64%	$32,387
Frontier Heritage Fund :
Frontier Trading Company XXXVIII	5.95%	$43,046	3.70%	$42,692

The following tables summarize each of the Series’ equity in earnings from unconsolidated Trading Companies and private investment companies for the three and six months ended June 30, 2025 and 2024:

Three months ended June 30, 2025 and 2024

	Three Months Ended June, 2025				Three Months Ended June, 2024
	Trading	Realized	Change in Unrealized	Net Income	Trading	Realized	Change in Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)

Frontier Balanced Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(6,694)	$(6,694)	$-	$-	$(1,700)	$(1,700)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(556)	(2,615)	(172,400)	(175,571)	(1,698)	59,263	(85,437)	(27,872)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(851)	(24,481)	(35,614)	(60,946)	(950)	(43,691)	95,758	51,117
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(1,048)	(11,399)	(45,279)	(57,726)	(2,215)	(16,614)	89,751	70,922
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(2)	(27,166)	25,117	(2,051)	(1,753)	(1,141)	22,322	19,428
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(557)	(19,546)	(96,792)	(116,895)	(1,746)	13,973	(14,253)	(2,026)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(725)	(18,835)	(42,108)	(61,668)	(3,336)	21,854	(74,953)	(56,435)
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC	(361)	(4,506)	(76,366)	(81,233)	(615)	10,859	(134,074)	(123,830)

Total	$(4,100)	$(108,548)	$(450,136)	$(562,784)	$(12,313)	$44,503	$(102,586)	$(70,396)

Frontier Global Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(3,117)	$(3,117)	$-	$-	$(42)	$(42)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(487)	(1,928)	(160,476)	(162,891)	(1,635)	68,921	(103,371)	(36,085)

Total	$(487)	$(1,928)	$(163,593)	$(166,008)	$(1,635)	$68,921	(103,413)	$(36,127)

Frontier Select Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(2,015)	$(2,015)	$-	$-	$915	$915
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(343)	(7,883)	(21,837)	(30,063)	(1,143)	4	(19,640)	(20,779)
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	-	(3,558)	1,551	(2,007)	(422)	(2,281)	2,397	(306)
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC	(262)	(66)	(62,552)	(62,880)	(354)	1,214	(81,582)	(80,722)

Total	$(605)	$(11,507)	$(84,853)	$(96,965)	$(1,919)	$(1,063)	$(97,910)	$(100,892)

Frontier Heritage Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(5,453)	$(5,453)	$-	$-	$(912)	$(912)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(422)	(866)	(142,410)	(143,698)	(1,105)	16,760	(43,362)	(27,707)
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(3)	(14,727)	8,496	(6,234)	(1,256)	(5,656)	11,291	4,379
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(356)	(426)	(30,797)	(31,579)	(1,137)	120	(19,558)	(20,575)
								-
Total	$(781)	$(16,019)	$(170,164)	$(186,964)	$(3,498)	$11,224	$(52,541)	$(44,815)

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(1,591)	$(1,591)	$-	$-	$548	$548
Galaxy Plus Fund - Rosetta Program Feeder Fund (522) LLC (formerly known as Galaxy Plus Fund - LRR Feeder Fund (522) LLC)	(30)	(1,819)	(1,900)	(3,749)	(261)	(35,870)	24,258	(11,873)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(197)	(5,764)	(11,473)	(17,434)	(960)	(19,995)	(1,579)	(22,534)
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC	-	-	-	-	120	(100,059)	57,355	(42,584)

Total	$(227)	$(7,583)	$(14,964)	$(22,774)	$(1,101)	$(155,924)	$80,582	$(76,443)

Frontier Diversified Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(3,561)	$(3,561)	$-	$-	$875	$875
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(94)	(1,246)	(28,755)	(30,095)	(298)	15,697	(20,025)	(4,626)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(645)	(13,177)	(32,250)	(46,072)	(694)	(14,529)	51,062	35,839
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(250)	(10,265)	(5,136)	(15,651)	(591)	(11)	19,311	18,709
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(146)	(11,894)	(17,968)	(30,008)	(536)	1,204	(4,639)	(3,971)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(200)	(2,315)	(14,876)	(17,391)	(1,113)	(156)	(17,753)	(19,022)
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC	(61)	(14)	(13,226)	(13,301)	(138)	1,783	(30,034)	(28,389)

Total	$(1,396)	$(38,911)	$(115,772)	$(156,079)	$(3,370)	$3,988	$(1,203)	$(585)

Frontier Masters Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(1,294)	$(1,294)	$-	$-	$234	$234
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(90)	(466)	(29,698)	(30,254)	(249)	5,379	(11,455)	(6,325)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(152)	(3,224)	(9,900)	(13,276)	(427)	(3,483)	(3,625)	(7,535)
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC	(30)	(1)	(6,954)	(6,985)	(82)	1,113	(18,920)	(17,889)

Total	$(272)	$(3,691)	$(47,846)	$(51,809)	$(758)	$3,009	$(33,766)	$(31,515)

Six months ended June 30, 2025 and 2024

	Six Months Ended June, 2025				Six Months Ended June, 2024
	Trading	Realized	Change in Unrealized	Net Income	Trading	Realized	Change in Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)

Frontier Balanced Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(16,409)	$(16,409)	$-	$-	$(2,812)	$(2,812)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,418)	15,177	(328,812)	(315,053)	(3,313)	94,500	363,217	454,404
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(1,812)	(29,448)	(90,966)	(122,226)	(1,717)	(114,044)	222,512	106,751
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(2,922)	(23,610)	(24,359)	(50,891)	(4,178)	(50,481)	135,334	80,675
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(320)	(80,294)	53,720	(26,894)	(4,277)	(2,123)	(39,449)	(45,849)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(1,109)	(21,098)	(176,441)	(198,648)	(3,249)	25,983	33,681	56,415
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(2,673)	(35,294)	(97,547)	(135,514)	(5,593)	31,432	(52,015)	(26,176)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(736)	(6,650)	(148,630)	(156,016)	(1,122)	12,808	157,124	168,810
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC)	-	-	-	-	-	-	-	-
Total	$(10,990)	$(181,217)	$(829,444)	$(1,021,651)	$(23,449)	$(1,925)	$817,592	$792,218

Frontier Global Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(5,353)	$(5,353)	$-	$-	$(184)	$(184)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,285)	298	(305,747)	(306,734)	(3,162)	92,858	310,191	399,887
Total	$(1,285)	$298	$(311,100)	$(312,087)	$(3,162)	$92,858	$310,007	$399,703

Frontier Select Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(4,093)	$(4,093)	$-	$-	$773	$773
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,273)	(17,682)	(46,107)	(65,062)	(1,900)	17,482	(29,144)	(13,562)
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(127)	(12,189)	(995)	(13,311)	(1,008)	(2,684)	(14,694)	(18,386)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(527)	(5,607)	(115,105)	(121,239)	(644)	1,013	80,045	80,414
Total	$(1,927)	$(35,478)	$(166,300)	$(203,705)	$(3,552)	$15,811	$36,980	$49,239

Frontier Heritage Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(9,560)	$(9,560)	$-	$-	$(1,601)	$(1,601)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,073)	(3,154)	(260,743)	(264,970)	(2,188)	119,656	156,076	273,544
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(360)	(32,451)	(4,575)	(37,386)	(3,129)	(8,633)	(41,277)	(53,039)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,228)	(8,929)	(55,058)	(65,215)	(1,793)	(4,033)	(4,163)	(9,989)
Total	$(2,661)	$(44,534)	$(329,936)	$(377,131)	$(7,110)	$106,990	$109,035	$208,915

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(2,603)	$(2,603)	$-	$-	$500	$500
Galaxy Plus Fund - Rosetta Program Feeder Fund (522) LLC (formerly known as Galaxy Plus Fund - LRR Feeder Fund (522) LLC)	(30)	(2,211)	(11,405)	(13,646)	(303)	(43,394)	9,796	(33,901)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(789)	(17,763)	(21,821)	(40,373)	(1,640)	(22,421)	8,684	(15,377)
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC	-	-	-	-	(42)	(100,059)	54,298	(45,803)
Total	$(819)	$(19,974)	$(35,829)	$(56,622)	$(1,985)	$(165,874)	$73,278	$(94,581)

Frontier Diversified Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(6,018)	$(6,018)	$-	$-	$(841)	$(841)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(252)	3,555	(59,395)	(56,092)	(690)	74,833	34,108	108,251
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(1,365)	(16,163)	(74,849)	(92,377)	(1,261)	(76,599)	154,582	76,722
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(694)	(11,848)	(494)	(13,036)	(1,042)	(9,398)	31,052	20,612
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(299)	(12,588)	(39,786)	(52,673)	(1,045)	9,649	4,068	12,672
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(743)	(15,380)	(20,200)	(36,323)	(1,948)	(5,862)	(4,730)	(12,540)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(130)	(3,471)	(23,937)	(27,538)	(239)	2,290	27,476	29,527
Total	$(3,483)	$(55,895)	$(224,679)	$(284,057)	$(6,225)	$(5,087)	$245,715	$234,403

Frontier Masters Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(2,414)	$(2,414)	$-	$-	$33	$33
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(229)	(519)	(54,111)	(54,859)	(475)	9,552	49,456	58,533
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(513)	(7,214)	(19,748)	(27,475)	(708)	(6,199)	3,849	(3,058)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(67)	1,972	(17,207)	(15,302)	(153)	434	21,527	21,808
Total	$(809)	$(5,761)	$(93,480)	$(100,050)	$(1,336)	$3,787	$74,865	$77,316

The Series investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions Notice Period	Redemptions Permitted	Liquidity Restrictions
Frontier Diversified Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC*	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

Frontier Masters Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC*	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None

Frontier Long/Short Commodity Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC*	24 hours	Daily	None
Galaxy Plus Fund - Rosetta Program Feeder Fund (522) LLC (formerly known as Galaxy Plus Fund - LRR Feeder Fund (552) LLC	24 hours	Daily	None

Frontier Balanced Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC*	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

Frontier Select Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC*	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	24 hours	Daily	None

Frontier Global Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

Frontier Heritage Fund
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC*	24 hours	Daily	None
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

*	Effective July 1, 2025, Welton Investment Partners LLC accessed through Galaxy Plus Fund – Welton GDP Feeder Fund (538) LLC, ceased to act as a commodity trading advisor to the Trust.

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

The following table summarizes fees earned by the Managing Owner for the three and six months ended June 30, 2025 and 2024.

Three Months Ended June 30, 2025	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$58	$6,060
Frontier Masters Fund	-	-	25	3,511
Frontier Long/Short Commodity Fund	-	-	5	1,665
Frontier Balanced Fund	-	-	11,565	28,739
Frontier Select Fund	-	-	2,342	4,107
Frontier Global Fund	-	-	3,576	8,387
Frontier Heritage Fund	-	-	5,239	9,966

Three Months Ended June 30, 2024	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$134	$13,279
Frontier Masters Fund	-	-	58	8,227
Frontier Long/Short Commodity Fund	-	-	14	3,968
Frontier Balanced Fund	-	-	30,384	62,586
Frontier Select Fund	-	-	5,791	8,819
Frontier Global Fund	-	-	10,865	20,174
Frontier Heritage Fund	-	-	11,833	20,515

Six Months Ended June 30, 2025	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$137	$14,093
Frontier Masters Fund	-	-	62	8,306
Frontier Long/Short Commodity Fund	-	-	12	3,559
Frontier Balanced Fund	-	-	28,446	64,896
Frontier Select Fund	-	-	5,867	9,539
Frontier Global Fund	-	-	9,339	20,036
Frontier Heritage Fund	-	-	12,482	22,761

Six Months Ended June 30, 2024	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$259	$26,295
Frontier Masters Fund	-	-	113	14,959
Frontier Long/Short Commodity Fund	-	-	35	8,910
Frontier Balanced Fund	-	-	59,994	120,069
Frontier Select Fund	-	-	11,477	16,853
Frontier Global Fund	-	-	20,305	36,334
Frontier Heritage Fund	-	-	23,136	39,752

The following table summarizes fees payable to the Managing Owner as of June 30, 2025 and December 31, 2024.

As of June 30, 2025	Incentive (Rebate) Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$19	$1,792
Frontier Masters Fund	-	-	-	8	1,050
Frontier Long/Short Commodity Fund	-	-	13	2	542
Frontier Balanced Fund	-	-	348	3,230	8,354
Frontier Select Fund	-	-	103	743	1,219
Frontier Global Fund	-	-	162	1,071	2,493
Frontier Heritage Fund	-	-	333	1,502	3,007

As of December 31, 2024	Incentive (Rebate) Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$30	$3,057
Frontier Masters Fund	-	-	-	15	1,767
Frontier Long/Short Commodity Fund	-	-	18	3	695
Frontier Balanced Fund	-	-	700	5,929	13,196
Frontier Select Fund	-	-	215	1,478	2,202
Frontier Global Fund	-	-	321	2,105	3,984
Frontier Heritage Fund	-	-	425	2,495	4,540

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

The following table outlines the interest paid by each Series to the Managing Owner and its ratio to average net assets for the three and six months ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Three Months Ended	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets

Frontier Long/Short Commodity Fund Class 2	$1	$2	0.02%	0.03%
Frontier Long/Short Commodity Fund Class 3	41	126	0.03%	0.03%
Frontier Balanced Fund Class 1	1,165	1,828	0.08%	0.05%
Frontier Balanced Fund Class 1AP	21	26	0.07%	0.05%
Frontier Balanced Fund Class 2	314	415	0.08%	0.05%
Frontier Balanced Fund Class 2a	-	2	0.00%	0.01%
Frontier Balanced Fund Class 3a	12	29	0.01%	0.01%
Frontier Select Fund Class 1	361	833	0.12%	0.11%
Frontier Select Fund Class 1AP	4	8	0.11%	0.10%
Frontier Select Fund Class 2	17	55	0.12%	0.11%
Frontier Global Fund Class 1	590	948	0.12%	0.07%
Frontier Global Fund Class 2	23	31	0.12%	0.07%
Frontier Heritage Fund Class 1	947	1,121	0.14%	0.07%
Frontier Heritage Fund Class 1AP	7	7	0.14%	0.07%
Frontier Heritage Fund Class 2	73	89	0.13%	0.07%
Total	$3,576	$5,520

	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Six months ended June 30	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets

Frontier Long/Short Commodity Fund Class 2	$2	$4	0.04%	0.05%
Frontier Long/Short Commodity Fund Class 3	76	260	0.05%	0.05%
Frontier Balanced Fund Class 1	2,872	4,293	0.15%	0.11%
Frontier Balanced Fund Class 1AP	50	58	0.15%	0.11%
Frontier Balanced Fund Class 2	766	986	0.15%	0.11%
Frontier Balanced Fund Class 2a	2	4	0.04%	0.02%
Frontier Balanced Fund Class 3a	30	67	0.03%	0.02%
Frontier Select Fund Class 1	840	1,673	0.21%	0.22%
Frontier Select Fund Class 1AP	10	17	0.22%	0.22%
Frontier Select Fund Class 2	46	110	0.21%	0.22%
Frontier Global Fund Class 1	1,129	1,995	0.18%	0.15%
Frontier Global Fund Class 2	43	65	0.18%	0.15%
Frontier Heritage Fund Class 1	1,817	1,958	0.22%	0.13%
Frontier Heritage Fund Class 1AP	13	13	0.22%	0.13%
Frontier Heritage Fund Class 2	140	166	0.22%	0.13%
Total	$7,836	$11,669

7. Financial Highlights

The following information presents the financial highlights of the Series for the three months ended June 30, 2025 and 2024. This data has been derived from the information presented in the consolidated financial statements.

For the three months ended June 30, 2025

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, March 31, 2025	$52.06	$49.29	$46.05	$43.77	$40.48	$27.54	$42.47	$29.38
Net operating results:
Interest income	0.05	0.04	0.06	0.05	0.05	0.03	0.05	0.03
Expenses	(0.44)	(0.42)	(0.82)	(0.78)	(0.31)	(0.21)	(0.32)	(0.22)
Net gain/(loss) on investments, net of non-controlling interests	(10.69)	(10.09)	(11.99)	(11.37)	(4.30)	(2.73)	(4.51)	(2.90)
Net income/(loss)	(11.08)	(10.47)	(12.75)	(12.10)	(4.56)	(2.91)	(4.79)	(3.09)
Net asset value, June 30, 2025	$40.98	$38.82	$33.30	$31.67	$35.92	$24.63	$37.68	$26.29

Ratios to average net assets
Net investment income/(loss)	-3.77%	-3.77%	-8.75%	-8.75%	-2.82%	-2.82%	-2.82%	-2.82%
Expenses before incentive fees (3)(4)	4.22%	4.22%	9.40%	9.40%	3.31%	3.31%	3.31%	3.31%
Expenses after incentive fees (3)(4)	4.22%	4.22%	9.40%	9.40%	3.31%	3.31%	3.31%	3.31%
Total return before incentive fees (2)	-21.28%	-21.24%	-27.68%	-27.63%	-11.26%	-10.58%	-11.27%	-10.53%
Total return after incentive fees (2)	-21.28%	-21.24%	-27.68%	-27.63%	-11.26%	-10.58%	-11.27%	-10.53%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2025	$44.23	$60.86	$82.08	$71.64	$71.38	$30.35	$41.80	$55.46
Net operating results:
Interest income	0.00	0.00	0.28	0.00	0.00	0.00	0.00	0.00
Expenses	(0.74)	(0.67)	(163.01)	(0.78)	(0.78)	(0.46)	(0.40)	(0.53)
Net gain/(loss) on investments, net of non-controlling interests	(9.05)	(12.45)	145.03	(14.64)	(14.57)	(6.69)	(9.21)	(12.22)
Net income/(loss)	(9.79)	(13.12)	(17.70)	(15.42)	(15.35)	(7.15)	(9.61)	(12.75)
Net asset value, June 30, 2025	$34.44	$47.74	$64.38	$56.22	$56.03	$23.20	$32.19	$42.71

Ratios to average net assets
Net investment income/(loss)	-8.55%	-5.55%	-5.55%	-5.55%	-5.55%	-7.97%	-4.98%	-4.98%
Expenses before incentive fees (3)(4)	8.56%	5.56%	5.56%	5.56%	5.56%	7.97%	4.98%	4.98%
Expenses after incentive fees (3)(4)	8.56%	5.56%	5.56%	5.56%	5.56%	7.97%	4.98%	4.98%
Total return before incentive fees (2)	-22.14%	-21.56%	-21.56%	-21.53%	-21.51%	-23.57%	-22.99%	-22.98%
Total return after incentive fees (2)	-22.14%	-21.56%	-21.56%	-21.53%	-21.51%	-23.57%	-22.99%	-22.98%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2025	$97.33	$167.05	$68.11	$93.81	$125.53
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(1.81)	(2.16)	(1.15)	(1.01)	(1.35)
Net gain/(loss) on investments, net of non-controlling interests	(24.48)	(42.05)	(13.78)	(19.01)	(25.43)
Net income/(loss)	(26.29)	(44.21)	(14.93)	(20.02)	(26.78)
Net asset value, June 30, 2025	$71.04	$122.84	$53.18	$73.79	$98.75

Ratios to average net assets
Net investment income/(loss)	-9.78%	-6.78%	-8.26%	-5.26%	-5.26%
Expenses before incentive fees (3)(4)	9.78%	6.78%	8.26%	5.26%	5.26%
Expenses after incentive fees (3)(4)	9.78%	6.78%	8.26%	5.26%	5.26%
Total return before incentive fees (2)	-27.01%	-26.46%	-21.92%	-21.34%	-21.33%
Total return after incentive fees (2)	-27.01%	-26.46%	-21.92%	-21.34%	-21.33%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the consolidated statements of operations of the Series.

(4)	Expense ratios do not include management and incentive fees charged at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

For the three months ended June 30, 2024

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, March 31, 2024	$79.50	$75.08	$85.05	$80.66	$70.44	$47.22	$73.89	$50.24
Net operating results:
Interest income	0.07	0.07	0.07	0.07	0.08	0.05	0.08	0.06
Expenses	(0.76)	(0.72)	(1.65)	(1.57)	(0.46)	(0.31)	(0.49)	(0.33)
Net gain/(loss) on investments, net of non-controlling interests	(0.12)	(0.07)	(6.15)	(5.79)	(8.71)	(5.74)	(9.12)	(6.09)
Net income/(loss)	(0.81)	(0.72)	(7.73)	(7.29)	(9.09)	(6.00)	(9.53)	(6.36)
Net asset value, June 30, 2024	$78.69	$74.36	$77.32	$73.37	$61.35	$41.22	$64.36	$43.88

Ratios to average net assets
Net investment income/(loss)	-3.42%	-3.42%	-7.66%	-7.66%	-2.33%	-2.33%	-2.33%	-2.33%
Expenses before incentive fees (3)(4)	3.77%	3.77%	8.02%	8.02%	2.80%	2.80%	2.80%	2.80%
Expenses after incentive fees (3)(4)	3.77%	3.77%	8.02%	8.02%	2.80%	2.80%	2.80%	2.80%
Total return before incentive fees (2)	-1.02%	-0.96%	-9.09%	-9.03%	-12.91%	-12.71%	-12.89%	-12.65%
Total return after incentive fees (2)	-1.02%	-0.96%	-9.09%	-9.03%	-12.91%	-12.71%	-12.89%	-12.65%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2024	$72.36	$96.63	$130.31	$113.49	$113.10	$54.04	$72.23	$95.85
Net operating results:
Interest income	0.00	0.00	0.13	0.00	0.00	0.00	0.00	0.00
Expenses	(1.39)	(1.14)	(67.67)	(1.33)	(1.33)	(0.92)	(0.72)	(0.96)
Net gain/(loss) on investments, net of non-controlling interests	(1.12)	(1.51)	63.96	(1.75)	(1.74)	(6.25)	(8.39)	(11.14)
Net income/(loss)	(2.51)	(2.65)	(3.58)	(3.08)	(3.07)	(7.17)	(9.11)	(12.10)
Net asset value, June 30, 2024	$69.85	$93.98	$126.73	$110.41	$110.03	$46.87	$63.12	$83.75

Ratios to average net assets
Net investment income/(loss)	-7.68%	-4.67%	-4.67%	-4.67%	-4.67%	-7.26%	-4.25%	-4.25%
Expenses before incentive fees (3)(4)	7.68%	4.68%	4.68%	4.68%	4.68%	7.26%	4.25%	4.25%
Expenses after incentive fees (3)(4)	7.68%	4.68%	4.68%	4.68%	4.68%	7.26%	4.25%	4.25%
Total return before incentive fees (2)	-3.46%	-2.74%	-2.75%	-2.71%	-2.71%	-13.27%	-12.62%	-12.63%
Total return after incentive fees (2)	-3.46%	-2.74%	-2.75%	-2.71%	-2.71%	-13.27%	-12.62%	-12.63%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, March 31, 2024	$184.56	$307.41	$121.66	$162.58	$217.59
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(3.91)	(4.20)	(2.37)	(1.95)	(2.62)
Net gain/(loss) on investments, net of non-controlling interests	(4.61)	(7.79)	(3.32)	(4.48)	(5.99)
Net income/(loss)	(8.52)	(11.99)	(5.69)	(6.43)	(8.61)
Net asset value, June 30, 2024	$176.04	$295.42	$115.97	$156.15	$208.98

Ratios to average net assets
Net investment income/(loss)	-8.42%	-5.41%	-7.81%	-4.80%	-4.80%
Expenses before incentive fees (3)(4)	8.42%	5.41%	7.81%	4.80%	4.80%
Expenses after incentive fees (3)(4)	8.42%	5.41%	7.81%	4.80%	4.80%
Total return before incentive fees (2)	-4.62%	-3.90%	-4.68%	-3.95%	-3.96%
Total return after incentive fees (2)	-4.62%	-3.90%	-4.68%	-3.95%	-3.96%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the consolidated statements of operations of the Series.

(4)	Expense ratios do not include management and incentive fees charged at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

For the six months ended June 30, 2025

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2024	$61.16	$57.87	$57.71	$54.82	$46.82	$31.72	$49.12	$33.81
Net operating results:
Interest income	0.09	0.09	0.12	0.11	0.08	0.06	0.09	0.06
Expenses	(0.99)	(0.94)	(1.89)	(1.81)	(0.64)	(0.44)	(0.68)	(0.47)
Net gain/(loss) on investments, net of non-controlling interests	(19.28)	(18.20)	(22.64)	(21.45)	(10.34)	(6.71)	(10.85)	(7.11)
Net income/(loss)	(20.18)	(19.05)	(24.41)	(23.15)	(10.90)	(7.09)	(11.44)	(7.52)
Net asset value, June 30, 2025	$40.98	$38.82	$33.30	$31.67	$35.92	$24.63	$37.68	$26.29

Ratios to average net assets
Net investment income/(loss)	-3.64%	-3.64%	-8.12%	-8.12%	-2.78%	-2.78%	-2.78%	-2.78%
Expenses before incentive fees (3)(4)	4.01%	4.01%	8.65%	8.65%	3.18%	3.18%	3.18%	3.18%
Expenses after incentive fees (3)(4)	4.01%	4.01%	8.65%	8.65%	3.18%	3.18%	3.18%	3.18%
Total return before incentive fees (2)	-32.99%	-32.91%	-42.29%	-42.22%	-23.28%	-22.36%	-23.28%	-22.26%
Total return after incentive fees (2)	-32.99%	-32.91%	-42.29%	-42.22%	-23.28%	-22.36%	-23.28%	-22.26%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2024	$52.51	$71.72	$96.71	$84.35	$84.06	$38.16	$52.17	$69.23
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(1.69)	(1.45)	(1.97)	(1.90)	(1.72)	(1.08)	(0.90)	(1.23)
Net gain/(loss) on investments, net of non-controlling interests	(16.38)	(22.53)	(30.36)	(26.23)	(26.31)	(13.88)	(19.08)	(25.29)
Net income/(loss)	(18.07)	(23.98)	(32.33)	(28.13)	(28.03)	(14.96)	(19.98)	(26.52)
Net asset value, June 30, 2025	$34.44	$47.74	$64.38	$56.22	$56.03	$23.20	$32.19	$42.71

Ratios to average net assets
Net investment income/(loss)	-8.08%	-5.08%	-5.08%	-5.08%	-5.08%	-7.55%	-4.56%	-4.56%
Expenses before incentive fees (3)(4)	8.09%	5.09%	5.09%	5.09%	5.09%	7.55%	4.56%	4.56%
Expenses after incentive fees (3)(4)	8.09%	5.09%	5.09%	5.09%	5.09%	7.55%	4.56%	4.56%
Total return before incentive fees (2)	-34.42%	-33.43%	-33.43%	-33.35%	-33.35%	-39.21%	-38.30%	-38.30%
Total return after incentive fees (2)	-34.42%	-33.43%	-33.43%	-33.35%	-33.35%	-39.21%	-38.30%	-38.30%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2024	$120.17	$204.73	$83.51	$114.16	$152.78
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(4.28)	(4.92)	(2.65)	(2.29)	(3.06)
Net gain/(loss) on investments, net of non-controlling interests	(44.85)	(76.97)	(27.68)	(38.08)	(50.97)
Net income/(loss)	(49.13)	(81.89)	(30.33)	(40.37)	(54.03)
Net asset value, June 30, 2025	$71.04	$122.84	$53.18	$73.79	$98.75

Ratios to average net assets
Net investment income/(loss)	-9.18%	-6.19%	-8.03%	-5.03%	-5.03%
Expenses before incentive fees (3)(4)	9.18%	6.19%	8.03%	5.03%	5.03%
Expenses after incentive fees (3)(4)	9.18%	6.19%	8.03%	5.03%	5.03%
Total return before incentive fees (2)	-40.89%	-40.00%	-36.32%	-35.36%	-35.36%
Total return after incentive fees (2)	-40.89%	-40.00%	-36.32%	-35.36%	-35.36%

For the three months ended June 30, 2024

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2023	$68.18	$64.35	$65.39	$61.96	$72.74	$48.36	$76.31	$51.42
Net operating results:
Interest income	0.12	0.11	0.16	0.15	0.15	0.10	0.15	0.10
Expenses	(1.41)	(1.33)	(2.97)	(2.81)	(0.95)	(0.64)	(1.01)	(0.68)
Net gain/(loss) on investments, net of non-controlling interests	11.80	11.23	14.74	14.07	(10.59)	(6.60)	(11.09)	(6.96)
Net income/(loss)	10.51	10.01	11.93	11.41	(11.39)	(7.14)	(11.95)	(7.54)
Net asset value, June 30, 2024	$78.69	$74.36	$77.32	$73.37	$61.35	$41.22	$64.36	$43.88

Ratios to average net assets
Net investment income/(loss)	-3.40%	-3.40%	-7.24%	-7.24%	-2.40%	-2.40%	-2.40%	-2.40%
Expenses before incentive fees (3)(4)	3.71%	3.71%	7.64%	7.64%	2.84%	2.84%	2.84%	2.84%
Expenses after incentive fees (3)(4)	3.71%	3.71%	7.64%	7.64%	2.84%	2.84%	2.84%	2.84%
Total return before incentive fees (2)	15.41%	15.55%	18.25%	18.42%	-15.67%	-14.77%	-15.65%	-14.66%
Total return after incentive fees (2)	15.41%	15.55%	18.25%	18.42%	-15.67%	-14.77%	-15.65%	-14.66%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2023	$62.63	$83.01	$111.93	$97.44	$97.10	$45.97	$60.98	$80.92
Net operating results:
Interest income	0.00	0.00	0.01	0.01	0.01	0.00	0.00	0.00
Expenses	(2.61)	(2.10)	(2.83)	(2.46)	(2.46)	(1.76)	(1.36)	(1.80)
Net gain/(loss) on investments, net of non-controlling interests	9.83	13.07	17.62	15.42	15.38	2.66	3.50	4.63
Net income/(loss)	7.22	10.97	14.80	12.97	12.93	0.90	2.14	2.83
Net asset value, June 30, 2024	$69.85	$93.98	$126.73	$110.41	$110.03	$46.87	$63.12	$83.75

Ratios to average net assets
Net investment income/(loss)	-7.54%	-4.53%	-4.53%	-4.53%	-4.53%	-7.11%	-4.10%	-4.10%
Expenses before incentive fees (3)(4)	7.55%	4.54%	4.54%	4.54%	4.54%	7.11%	4.10%	4.10%
Expenses after incentive fees (3)(4)	7.55%	4.54%	4.54%	4.54%	4.54%	7.11%	4.10%	4.10%
Total return before incentive fees (2)	11.53%	13.21%	13.22%	13.31%	13.32%	1.96%	3.50%	3.49%
Total return after incentive fees (2)	11.53%	13.21%	13.22%	13.31%	13.32%	1.96%	3.50%	3.49%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2023	$134.60	$222.53	$106.45	$141.20	$188.97
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(7.06)	(7.46)	(4.50)	(3.68)	(4.89)
Net gain/(loss) on investments, net of non-controlling interests	48.50	80.35	14.02	18.63	24.90
Net income/(loss)	41.44	72.89	9.52	14.95	20.01
Net asset value, June 30, 2024	$176.04	$295.42	$115.97	$156.15	$208.98

Ratios to average net assets
Net investment income/(loss)	-8.23%	-5.22%	-7.73%	-4.73%	-4.73%
Expenses before incentive fees (3)(4)	8.23%	5.22%	7.73%	4.73%	4.73%
Expenses after incentive fees (3)(4)	8.23%	5.22%	7.73%	4.73%	4.73%
Total return before incentive fees (2)	30.79%	32.76%	8.94%	10.59%	10.59%
Total return after incentive fees (2)	30.79%	32.76%	8.94%	10.59%	10.59%

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of June 30, 2025 and 2024 is included in the consolidated condensed schedules of investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the Three Months Ended June 30, 2025

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	-	-

For the Three Months Ended June 30, 2024

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	-	-

For the Six Months Ended June 30, 2025

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	-	-

For the Six Months Ended June 30, 2025

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	-	-

The following tables summarize the consolidated trading revenues for the three and six months ended June 30, 2025 and 2024 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended June 30, 2025

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

for the Six Months Ended June 30, 2025

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

for the Three Months Ended June 30, 2025

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the consolidated statements of financial condition as of June 30, 2025 and December 31, 2024.

As of June 30, 2025

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

From July 1, 2025 through August 14, 2025, Frontier Balanced Fund, Frontier Diversified Fund, Frontier Heritage Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Select Fund and Frontier Global Fund paid $120,234, $16,068, $2,513, $4,800, $0, $7,139 and $8,264, respectively, in redemptions.

Frontier Funds

Combined Consolidated Statements of Financial Condition

June 30, 2025 (Unaudited) and December 31, 2024

	June 30, 2025	December 31, 2024

ASSETS

Cash and cash equivalents	$60,211	$265,821
U.S. Treasury securities, at fair value	16,574	16,804
Investments in private investment companies, at fair value	5,046,693	7,948,324
Interest receivable	620	1,384

Total Assets	$5,124,098	$8,232,333

LIABILITIES & CAPITAL

LIABILITIES
Interest payable to Managing Owner	$959	$1,679
Trading fees payable to Managing Owner	18,457	29,441
Service fees payable to Managing Owner	6,575	12,055
Subscriptions in advance for service fee rebates	755,324	751,141
Other liabilities	3,323	3,136

Total Liabilities	784,638	797,452

OWNERS’ CAPITAL
Managing Owner Units	47,962	94,505
Limited Owner Units	4,291,498	7,340,376

Total Owners’ Capital	4,339,460	7,434,881

Total Liabilities and Owners’ Capital	$5,124,098	$8,232,333

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Condensed Schedule of Investments (Unaudited)

June 30, 2025

		% of Total Capital
Description	Fair Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (1)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$257,719	5.94%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	508,364	11.71%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	153,618	3.54%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	686,121	15.81%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	607,362	14.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	2,040,483	47.02%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	291,937	6.73%
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	354,396	8.17%
Galaxy Plus Fund - Rosetta Program Feeder Fund (522) LLC (formerly known as Galaxy Plus Fund - LRR Feeder Fund (522) LLC)	146,693	3.38%
Total Private Investment Companies	$5,046,693	116.30%
U.S. TREASURY SECURITIES

FACE VALUE

US Treasury Note 6.875% due 08/15/2025	$16,574	0.38%
Total U.S. Treasury Securities	$16,574	0.38%

(1)	See Notes to Combined Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Condensed Schedule of Investments

December 31, 2024

		% of Total Capital
Description	Fair Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (1)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$468,664	6.30%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	569,788	7.66%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	980,537	13.19%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	199,882	2.69%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	996,844	13.41%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	3,243,699	43.63%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	792,979	10.67%
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	543,117	7.30%
Galaxy Plus Fund - Rosetta Program Feeder Fund (522) LLC (formerly known a Galaxy Plus Fund - LRR Feeder Fund (522) LLC)	152,814	2.06%
Total Private Investment Companies	$7,948,324	106.91%
U.S. TREASURY SECURITIES

FACE VALUE

US Treasury Note 6.875% due 08/15/2025	$16,804	0.23%
Total U.S. Treasury Securities	$16,804	0.23%

*	Except for those items disclosed, no individual futures, forwards and option on futures contract position constituted greater than 1 percent of Net Asset Value. Accordingly, the number of contracts and expiration dates are not presented.

(1)	See Notes to Combined Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Statements of Operations (Unaudited)

For the Three Months Ended June 30, 2025 and 2024

	June 30, 2025	June 30, 2024

Investment income:
Interest - net	$1,206	$2,441

Total Income	1,206	2,441

Expenses:
Service Fees - Class 1	22,810	59,079
Due Diligence Fees	240	599
Trading Fees	62,435	137,568

Total Expenses	85,485	197,246

Investment income/(loss) - net	(84,279)	(194,805)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	(1,041,892)	(332,230)
Net realized gain/(loss) on private investment companies	(201,502)	(28,437)
Net realized gain/(loss) on U.S. Treasury securities	(3,319)	(4,076)
Net unrealized gain/(loss) on U.S. Treasury securities	(149)	609

Net gain/(loss) on investments	(1,246,862)	(364,134)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(1,331,141)	$(558,939)

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Statements of Operations (Unaudited)

For the Six Months Ended June 30, 2025 and 2024

	June 30, 2025	June 30, 2024

Investment income:
Interest - net	$2,430	$4,713

Total Income	2,430	4,713

Expenses:
Service Fees - Class 1	56,345	115,319
Due Diligence Fees	587	1,196
Trading Fees	143,190	263,172

Total Expenses	200,122	379,687

Investment income/(loss) - net	(197,692)	(374,974)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	(1,992,764)	1,623,197
Net realized gain/(loss) on private investment companies	(362,510)	43,710
Net realized gain/(loss) on U.S. Treasury securities	(6,601)	(7,293)
Net unrealized gain/(loss) on U.S. Treasury securities	(230)	265

Net gain/(loss) on investments	(2,362,105)	1,659,879

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(2,559,797)	$1,284,905

Frontier Funds

Combined Consolidated Statements of Changes in Owners’ Capital (Unaudited)
For the Three Months Ended June 30, 2025

	Managing Owner	Limited Owners	Total

Owners’ Capital, March 31, 2025	$61,470	$5,915,783	$5,977,253

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	-	(306,652)	(306,652)
Net increase/(decrease) in Owners’ Capital resulting from operations	(13,508)	(1,317,633)	(1,331,141)

Owners’ Capital, June 30, 2025	$47,962	$4,291,498	$4,339,460

Frontier Funds

Combined Consolidated Statements of Changes in Owners’ Capital (Unaudited)
For the Six Months Ended June 30, 2025

	Managing Owner	Limited Owners	Total

Owners’ Capital, December 31, 2024	$94,505	$7,340,376	$7,434,881

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	(20,350)	(515,274)	(535,624)
Net increase/(decrease) in Owners’ Capital resulting from operations	(26,193)	(2,533,604)	(2,559,797)

Owners’ Capital, June 30, 2025	$47,962	$4,291,498	$4,339,460

Frontier Funds
Combined Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2025 and 2024

	June 30, 2025	June 30, 2024

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(2,559,797)	$1,284,905
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	-	(14,434)
Net change in ownership allocation of U.S. Treasury Securities	(9,031)	(11,175)
Net unrealized (gain)/loss on private investment companies	1,992,764	(1,623,197)
Net realized (gain)/loss on private investment companies	362,510	(43,710)
Net unrealized (gain)/loss on U.S. Treasury securities	230	(265)
Net realized (gain)/loss on U.S. Treasuries securities	6,601	7,293
(Purchases) sales of:
Sales of U.S. Treasury securities	-	20,488
(Purchases) of Private Investment Companies	(349,793)	(2,225,476)
Sales of Private Investment Companies	896,150	3,213,003
U.S. Treasury interest and premium paid/amortized	2,430	4,713
Increase and/or decrease in:
Receivable from futures commission merchants	-	769,384
Interest receivable	764	1,381
Incentive fees payable to Managing Owner	-	(692)
Management fees payable to Managing Owner, net of change in receivable	-	(2,440)
Interest payable to Managing Owner	(720)	(801)
Trading fees payable to Managing Owner	(10,984)	(518)
Service fees payable to Managing Owner	(5,480)	(189)
Risk analysis fees payable	-	(11,307)
Subscriptions in advance for service fee rebates	4,183	10,717
Other liabilities	187	10,949

Net cash provided by operating activities	330,014	1,388,629

Cash Flows from Financing Activities:
Payment for redemption of capital	(535,624)	(1,589,461)
Redemptions payable	-	(24,908)

Net cash provided by (used in) financing activities	(535,624)	(1,614,369)

Net increase (decrease) in cash and cash equivalents	(205,610)	(225,740)

Cash and cash equivalents, beginning of period	265,821	671,592
Cash and cash equivalents, end of period	$60,211	$445,852

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

As of June 30, 2025, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into two separate Classes—Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund and Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Global Fund, separates Units into two separate Classes—Class 1 and Class 2. The Trust, with respect to the Frontier Balanced Fund, separates Units into five separate Classes—Class 1, Class 1AP, Class 2, Class 2a and Class 3a. The Trust, with respect to the Frontier Long/Short Commodity Fund, separates Units into four separate Classes—Class 2, Class 2a, Class 3 and Class 3a.

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

Receivable from Futures Commission Merchants—The Trust deposits assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of June 30, 2025 and December 31, 2024 included restricted cash for margin requirements of $0 and $0 for the Frontier Balanced Fund.

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

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the combined consolidated financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the quarter ended June 30, 2025.

The 2022 through 2025 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Each Series is charged service fees as outlined above. In some cases, amounts paid to selling agents might be less than the amount charged to the Series. When this occurs, the service fee is rebated back to the investor in the form of additional units. During 2024, 2023 and 2022, the Series were not allowed to issue additional units. The Managing Owner has determined that the purchase of additional units of the relevant Series will commence in 2025 when the Series are allowed to sell shares again. As such, the Managing Owner has calculated the amounts for additional units of the relevant series which will be purchased and classified such amounts as Subscriptions in advance for service fee rebates of $755,324 and $751,141 as of June 30, 2025 and December 31, 2024, respectively.

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

The Trust uses the following methodologies to value instruments within its financial asset portfolio at fair value:

Trading Securities. These instruments include open trade equity positions (futures contracts) that are actively traded on public markets with quoted pricing for corroboration. Futures contracts are reported at fair value using Level 1 inputs. Trading securities instruments further include open trade equity positions (trading options and currency forwards) that are quoted prices for identical or similar assets that are not traded on active markets. Trading options and currencies are reported at fair value using Level 2 inputs. As of June 30, 2025, the Trust did not hold any open trade equity position.

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

Swap contracts are reported at fair value upon daily reports from the counterparty. In addition, a third party takes the inputs from the counterparty, makes certain adjustments, and runs it through their pricing model to come up with their daily price. The fair value measurements of the swap contracts are valued using unadjusted inputs that were not internally developed. The Managing Owner reviews and compares approved current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, as well as from the third party. Differences in prices exceeding 5% are investigated. Unexplainable differences are escalated to the Managing Owner’s Valuation Committee for evaluation and resolution. The Swap Contracts are reported at fair value using Level 3 inputs. The Trust did not hold any swap contacts as of June 30, 2025.

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

The following table summarizes the instruments that comprise the Trust’s combined consolidated financial asset portfolio, in aggregate, measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

June 30, 2025	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$-	$-	$-	$-
U.S. Treasury Securities	16,574	-	-	16,574

December 31, 2024	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$-	$-	$-	$-
U.S. Treasury Securities	16,804	-	-	16,804

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

The following table summarizes the Trust’s equity in earnings from each of the private investment companies during the three and six months ended June 30, 2025 and 2024:

Three Months Ended June 30, 2025 and 2024

	Three Months Ended June, 2025				Three Months Ended June, 2024
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)

Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(1,649)	$(7,121)	$(533,739)	$(542,509)	$(4,985)	$166,020	$(263,650)	$(102,615)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(1,496)	(37,658)	(67,864)	(107,018)	(1,644)	(58,220)	146,820	86,956
Galaxy Plus Fund - Rosetta Program Feeder Fund (522) LLC (formerly known as Galaxy Plus Fund - LRR Feeder Fund (522) LLC)	(30)	(1,819)	(1,900)	(3,749)	(261)	(35,870)	24,258	(11,873)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(1,298)	(21,664)	(50,415)	(73,377)	(2,806)	(16,625)	109,062	89,631
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(703)	(31,440)	(114,760)	(146,903)	(2,282)	15,177	(18,892)	(5,997)
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	(13,315)	(10,410)	(23,725)	-	(3,095)	3,013	(82)
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(5)	(45,451)	35,164	(10,292)	(3,431)	(9,078)	36,010	23,501
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,973)	(38,447)	(130,991)	(171,411)	(8,116)	(1,656)	(137,108)	(146,880)
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC	-	-	-	-	120	(100,059)	57,355	(42,584)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(714)	(4,587)	(159,098)	(164,399)	(1,189)	14,969	(264,610)	(250,830)

Total	$(7,868)	$(201,502)	$(1,034,013)	$(1,243,383)	$(24,594)	$(28,437)	$(307,742)	$(360,773)

Six Months Ended June 30, 2025 and 2024

	Six Months Ended June, 2025				Six Months Ended June, 2024
	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)	Trading Commissions	Realized Gain/(Loss)	Change in Unrealized Gain/(Loss)	Net Income (Loss)

Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(4,257)	$15,357	$(1,008,808)	$(997,708)	$(9,828)	$391,399	$913,048	$1,294,619
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(3,177)	(45,611)	(165,815)	(214,603)	(2,978)	(190,643)	377,094	183,473
Galaxy Plus Fund - Rosetta Program Feeder Fund (522) LLC (formerly known as Galaxy Plus Fund - LRR Feeder Fund (522) LLC)	(30)	(2,211)	(11,405)	(13,646)	(303)	(43,394)	9,796	(33,901)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(3,616)	(35,458)	(24,853)	(63,927)	(5,220)	(59,879)	166,386	101,287
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(1,408)	(33,686)	(216,227)	(251,321)	(4,294)	35,632	37,749	69,087
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	(19,949)	(26,501)	(46,450)	-	(2,850)	(1,282)	(4,132)
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(807)	(124,934)	48,150	(77,591)	(8,414)	(13,440)	(95,420)	(117,274)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(7,219)	(102,262)	(260,481)	(369,962)	(13,582)	10,399	(77,519)	(80,702)
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC	-	-	-	-	(42)	(100,059)	54,298	(45,803)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(1,460)	(13,756)	(304,879)	(320,095)	(2,158)	16,545	286,172	300,559

Total	$(21,974)	$(362,510)	$(1,970,819)	$(2,355,303)	$(46,819)	$43,710	$1,670,322	$1,667,213

The Trust’s investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions
Frontier Funds
Multi-Strategy
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Galaxy Plus Fund - Rosetta Program Feeder Fund (522) LLC (formerly known as Galaxy Plus Fund - LRR Feeder Fund (552) LLC	24 hours	Daily	None
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	24 hours	Daily	None

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

As of June 30, 2025, the Trust had a payable to the Managing Owner in the amounts of $0, $0, $959, $18,457 and $6,575 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2024, the Trust had a payable to the Managing Owner in the amounts of $0, $0, $1,679, $29,441 and $12,055 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the six months ended June 30, 2025, the Managing Owner earned $0, $0, $0, $56,345 and $143,190 for incentive fees (rebate), management fees, risk analysis fees, service fees, and trading fees, respectively.

For the six months ended June 30, 2024, the Managing Owner earned $0, $0, $0, $115,319 and $263,172 for incentive fees (rebate), management fees, risk analysis fees, service fees, and trading fees, respectively.

For the three months ended June 30, 2025, the Managing Owner earned $0, $0, $0, $22,810 and $62,435 for incentive fees (rebate), management fees, risk analysis fees service fees, and trading fees, respectively.

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

During the three months ended June 30, 2025 and 2024, the Trust paid $3,576, and $5,520, respectively, of such interest income to the Managing Owner. Such amounts are not included in the combined consolidated statements of operations of the Trust. During the six months ended June 30, 2025 and 2024, the Trust paid $7,836, and $11,669, respectively, of such interest income to the Managing Owner. Such amounts are not included in the combined consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the combined consolidated statements of operations.

7. Financial Highlights

The following information presents the financial highlights of the Trust for the three and six months ended June 30, 2025 and 2024. This data has been derived from the information presented in the combined consolidated financial statements.

Three Months Ended June 30

	2025	2024

Ratios to average net assets (1)
Net investment income/(loss) (1)	-7.45%	-6.63%
Expenses before incentive fees (3)	7.55%	6.72%
Expenses after incentive fees (3)	7.55%	6.72%

Total return before incentive fees (2)	-29.33%	-4.74%
Total return after incentive fees (2)	-29.33%	-4.74%

Six Months Ended June 30

	2025	2024

Ratios to average net assets (1)
Net investment income/(loss) (1)	-6.87%	-6.43%
Expenses before incentive fees (3)	6.95%	6.51%
Expenses after incentive fees (3)	6.95%	6.51%

Total return before incentive fees (2)	-44.09%	10.99%
Total return after incentive fees (2)	-44.09%	10.99%

(1)	Annualized with the exception of incentive fees.

(2)	Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Combined Consolidated Statements of Operations of the Trust.

The Trust financial highlights are calculated based upon the Trust’s combined consolidated financial statements. The combined consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

8. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of June 30, 2025 and 2024 is included in the combined consolidated condensed schedules of investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts. There are embedded management fees in transacting these swaps ranging from 1% to 1.5% based on fair value of swaps and the embedded incentive fees ranging from 15% to 25% based on net new trading profits on swaps.

For the three months ended June 30, 2025 and 2024, the monthly average of futures, forwards and options contracts bought was approximately 0, and 0, respectively and the monthly average of futures, forwards, and options contracts sold was approximately 0, and 0, respectively.

For the six months ended June 30, 2025 and 2024, the monthly average of futures, forwards and options contracts bought was approximately 0, and 0, respectively and the monthly average of futures, forwards, and options contracts sold was approximately 0, and 0, respectively.

The following tables summarize the Trust’s combined consolidated trading revenues for the three months ended June 30, 2025 and 2024 by contract type:

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended June 30, 2025

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
for the Six Months Ended June 30, 2025

Type of contract

Agriculturals	$-
Currencies	-
Energies	-
Interest rates	-
Metals	-
Stock indices	-
Realized trading income/(loss)(1)	$-

Realized Trading Revenue from Futures, Forwards and Options
for the Six Months Ended June 30, 2025

Type of contract

Agriculturals	$-
Currencies	-
Energies	-
Interest rates	-
Metals	-
Stock indices	-
Realized trading income/(loss)(1)	$-

(1)	Amounts recorded in the combined consolidated statements of operations under net realized gain(loss) on futures forwards and options.

Net Change in Open Trade Equity from Futures, Forwards and Options for the Three Months Ended June 30, 2025

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
for the Six Months Ended June 30, 2025

Type of contract

Agriculturals	$-
Currencies	-
Energies	-
Interest rates	-
Metals	-
Stock indices	-
Change in unrealized trading income/(loss)(2)	$-

Net Change in Open Trade Equity from Futures, Forwards and Options for the Six Months Ended June 30, 2025

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the combined consolidated statements of financial condition as of June 30, 2025 and December 31, 2024:

As of June 30, 2025

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

From July 1, 2025 through August 14, 2025, the Trust paid $159,018 in redemptions.

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

As of June 30, 2025, the trading system of each of the major Trading Advisors and the means by which the Series access those Trading Advisors were as follows:

Major Commodity Trading Advisor	Trading System Style	Accessed Through
Aspect Capital Limited	Systematic	Galaxy Plus
Fort, L.P.	Systematic	Galaxy Plus
Horizon3 Investment Management LLP	Systematic	Galaxy Plus
Quantica Capital AG	Systematic	Galaxy Plus
Quantitative Investment Management, LLC	Systematic	Galaxy Plus
Quest Partners LLC	Systematic	Galaxy Plus
Rosetta Capital Management, LLC	Discretionary	Galaxy Plus
Welton Investment Partners LLC	Systematic	Galaxy Plus

As of June 30, 2025, the allocation of the assets of each applicable Series of the Trust among the Trading Advisors was as follows:

Allocation as of June 30, 2025 (expressed as a percentage of aggregate notional exposure to commodity trading programs)

Advisor	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Masters Fund	Frontier Balanced Fund	Frontier Select Fund	Frontier Global Fund	Frontier Heritage Fund
Aspect Capital Limited	25%	-	75%	33%	-	100%	72%
Fort, L.P.	19%	-	-	6%	-	-	-
Horizon3 Investment Management LLP	-	-	-	6%	19%	-	24%
Quantica Capital AG	11%	-	17%	14%	72%	-	-
Quantitative Investment Management, LLC	18%	-	-	17%	-	-	-
Quest Partners LLC	23%	-	-	21%	-	-	-
Rosetta Capital Management, LLC	-	90%	-	-	-	-	-
Welton Investment Partners LLC	4%	10%	8%	3%	9%	-	4%

Effective July 1, 2025, Frontier Fund Management, the managing owner of the Registrant, removed Welton Investment Partners LLC, a major commodity trading advisor for Frontier Balanced Fund, Frontier Diversified Fund, Frontier Heritage Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund and Frontier Select Fund. Welton was accessed through the Galaxy Plus Managed Account platform.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At June 30, 2025, cash deposited at the clearing brokers was $0 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 4.25% to 4.50%, this amount is estimated to be 4.25%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities, which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 100% of the interest is retained by the respective Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 75% to 95% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the CEA and regulations there under. The remaining approximately 5% to 25% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of June 30, 2025, total cash and cash equivalents held at banking institutions were $13,185 for the Frontier Diversified Fund, $3,999 for the Frontier Long/Short Commodity Fund, $4,156 for the Frontier Masters Fund, $9,291 for the Frontier Balanced Fund, $5,010 for the Frontier Select Fund, $7,698 for the Frontier Global Fund, and $16,872 for the Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the six months ended June 30, 2025, the redemptions payable were $0 for the Frontier Balanced Fund, $0 for the Frontier Long/Short Commodity Fund and $0 for the Frontier Master Fund. During the six months ended June 30, 2025, the Trust was able to pay all redemptions on a timely basis.

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

Results of Operations for the Three Months Ended June 30, 2025

Series Returns and Other Information

The returns for each Series and Class of Units for the three months ended June 30, 2025 and 2024, and related information, are discussed below. The activities of the Trust on a combined consolidated basis are explained through the activity of each underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a combined consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during the three months ended June 30, 2025 and 2024. The performance of each Series was impacted over the course of the year by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by, the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For each of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the periods presented.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024.

Frontier Diversified Fund

The Frontier Diversified Fund—Class 2 NAV lost 21.28% and lost 1.02%, respectively, for the three months ended June 30, 2025 and 2024, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV lost 21.24% and lost 0.96%, respectively, for the three months ended June 30, 2025 and 2024.

For the three months ended June 30, 2025, the Frontier Diversified Fund recorded total expenses of $6,296, net investments loss of $5,632, and net realized/unrealized loss on investments of $156,576, resulting in a net decrease in Owners’ capital from operations of $162,208. For the three months ended June 30, 2024, the Frontier Diversified Fund recorded total expenses of $13,851, net investments loss of $12,587, and net realized/unrealized loss on investments of $1,130, resulting in a net decrease in Owners’ capital from operations of $13,317.

Please see additional discussion under “Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024–Frontier Diversified Fund.”

Frontier Masters Fund

The Frontier Masters Fund—Class 2 NAV lost 27.68% and lost 9.09%, respectively, for the three months ended June 30, 2025 and 2024, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV lost 27.63% and lost 9.03%, respectively, for the three months ended June 30, 2025 and 2024, net of fees and expenses.

For the three months ended June 30, 2025, the Frontier Masters Fund recorded total expenses of $3,582, net investment loss of $3,337, and net realized/unrealized loss on investments of $51,989, resulting in a net decrease in Owners’ capital from operations of $55,326. For the three months ended June 30, 2024, the Frontier Masters Fund recorded total expenses of $8,411, net investment loss of $8,037, and net realized/unrealized loss on investments of $31,686, resulting in a net decrease in Owners’ capital from operations of $39,723.

Please see additional discussion under “Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024–Frontier Masters Fund.”

Frontier Long/Short Commodity Fund

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 11.26% and lost 12.91%, respectively, for the three months ended June 30, 2025 and 2024, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 3 NAV lost 11.27% and lost 12.89%, respectively, for the three months ended June 30, 2025 and 2024, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV lost 10.58% and lost 12.71%, respectively, for the three months ended June 30, 2025 and 2024, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 10.53% and lost 12.65%, respectively, for the three months ended June 30, 2025 and 2024, net of fees and expenses.

For the three months ended June 30, 2025, the Frontier Long/Short Commodity Fund recorded total expenses of $1,686, net investment loss of $1,439, and net realized/unrealized loss on investments of $22,991, resulting in a net decrease in Owners’ capital from operations of $24,430. For the three months ended March 31, 2024, the Frontier Long/Short Commodity Fund recorded total expenses of $4,017, net investment loss of $3,337, and net realized/unrealized loss on investments of $76,724, resulting in a net decrease in Owners’ capital from operations of $80,061.

Please see additional discussion under “Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024–Frontier Long/Short Commodity Fund.”

Frontier Balanced Fund

The Frontier Balanced Fund—Class 1 NAV lost 22.14% and lost 3.46%, respectively, for the three months ended June 30, 2025 and 2024, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV lost 21.56% and lost 2.75%, respectively, for the three months ended June 30, 2025 and 2024, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV lost 21.53% and lost 2.71%, respectively, for the three months ended June 30, 2025 and 2024, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV lost 21.51% and lost 2.71%, respectively, for the three months ended June 30, 2025 and 2024, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV lost 21.56% and lost 2.74%, respectively, for the three months ended June 30, 2025 and 2024, net of fees and expenses.

For the three months ended June 30, 2025, the Frontier Balanced Fund recorded total expenses of $40,304, net investment loss of $40,254, and net realized/unrealized loss on investments of $563,903, resulting in a net decrease in Owners’ capital from operations of $604,157. For the three months ended June 30, 2024, the Frontier Balanced Fund recorded total expenses of $92,970, net investment loss of $92,847, and net realized/unrealized loss on investments of $71,430, resulting in a net decrease in Owners’ capital from operations of $164,277.

Please see additional discussion under “Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024 –Frontier Balanced Fund.”

Frontier Select Fund

The Frontier Select Fund—Class 1 NAV lost 23.57% and lost 13.27%, respectively, for the three months ended June 30, 2025 and 2024, net of fees and expenses; the Frontier Select Fund —Class 2 NAV lost 22.98% and lost 12.63%, respectively, for the three months ended June 30, 2025 and 2024, net of fees and expenses; the Frontier Select Fund —Class 1AP NAV lost 22.99% and lost 12.62%, respectively, for the three months ended June 30, 2025 and 2024.

For the three months ended June 30, 2025, the Frontier Select Fund recorded total expenses of $6,499, net investment loss of $6,499, and net realized/unrealized loss on investments of $97,241, resulting in a net decrease in Owners’ capital from operations of $103,690. For the three months ended June 30, 2024, the Frontier Select Fund recorded total expenses of $14,610, net investment loss of $14,610, and net realized/unrealized loss on investments of $101,261, resulting in a net decrease in Owners’ capital from operations of $115,871.

Please see additional discussion under “Six Months Ended June 30, 2025 Compared to Six Months Ended 30, 2024 –Frontier Select Fund.”

Frontier Global Fund

The Frontier Global Fund—Class 1 NAV lost 27.01% and lost 4.62%, respectively, for the three months ended June 30, 2025 and 2024, net of fees and expenses; the Frontier Global Fund —Class 2 NAV lost 26.46% and lost 3.90%, respectively, for the three months ended June 30, 2025 and 2024.

For the three months ended June 30, 2025, the Frontier Global Fund recorded total expenses of $11,963, net investment loss of $11,963, and net realized/unrealized loss on investments of $166,447, resulting in a net decrease in Owners’ capital from operations of $178,410. For the three months ended March 31, 2024, the Frontier Global Fund recorded total expenses of $31,039, net investment loss of $31,039, and net realized/unrealized loss on investments of $36,355, resulting in a net decrease in Owners’ capital from operations of $67,594.

Please see additional discussion under “Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024 –Frontier Global Fund.”

Frontier Heritage Fund

The Frontier Heritage Fund—Class 1 NAV lost 21.92% and lost 4.68%, respectively, for the three months ended June 30, 2025 and 2024, net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV lost 21.33% and lost 3.96%, respectively for the three months ended June 30, 2025 and 2024, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV lost 21.34% and lost 3.95%, respectively, for the three months ended June 30, 2025 and 2024.

For the three months ended June 30, 2025, the Frontier Heritage Fund recorded total expenses of $15,205, net investment loss of $15,205 , and net realized/unrealized loss on investment of $187,715, resulting in a net decrease in Owners’ capital from operations of $202,920. For the three months ended June 30, 2024, the Frontier Heritage Fund recorded total expenses of $32,348, net investment loss of $32,348, and net realized/unrealized loss on investments of $45,348, resulting in a net decrease in Owners’ capital from operations of $77,696.

Please see additional discussion under “Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024 –Frontier Heritage Fund.”

Six months ended June 30, 2025 Compared to six Months Ended June 30, 2024

Frontier Diversified Fund

2025

The Frontier Diversified Fund—Class 2 NAV lost 32.99% and gained 15.41%, respectively, for the six months ended June 30, 2025 and 2024, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV lost 32.91% and gained 15.55%, respectively, for the six months ended June 30, 2025 and 2024, net of fees and expenses.

For the six months ended June 30, 2025, the Frontier Diversified Fund recorded total expenses of $14,664, net investments loss of $13,334, and net realized/unrealized loss on investments of $284,963, resulting in a net decrease in Owners’ capital from operations of $298,297. For the six months ended June 30, 2024, the Frontier Diversified Fund recorded total expenses of $27,436, net investments loss of $25,184, and net realized/unrealized gain on investments of $233,454, resulting in a net increase in Owners’ capital from operations of $208,270.

The NAV per Unit, Class 2, decreased from $61.16 at December 31, 2024 to $40.98 as of June 30, 2025. The NAV per Unit, Class 3 decreased from $57.87 at December 31, 2024 to $38.82 as of June 30, 2025. Total Class 2 subscriptions and redemptions for the period were $0 and $0, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $87,090, respectively. Ending capital at June 30, 2025 was $91,668 for Class 2, and $477,283 for Class 3. Ending capital at December 31, 2024 was $136,801 for Class 2, and $817,537 for Class 3.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Agriculturals, Metals and Commodities sectors.

Sector & Major Advisor Attribution for the Frontier Diversified Fund

Frontier Diversified Fund Class 2 Sector Attributions
Q2 2025 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2025
YTD

Frontier Diversified Fund Class 3 Sector Attributions
Q2 2025 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2025
YTD

Frontier Diversified Fund Class 2 Major Advisors Performance
Q2 2025 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Quest Partners
Welton
Non-Major Advisors
Q2 2025
YTD

Frontier Diversified Fund Class 3 Major Advisors Performance
Q2 2025 and YTD
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Quest Partners
Welton
Non-Major Advisors
Q2 2025
YTD

One of the six sectors which traded in the Frontier Diversified Fund was profitable in Q2 2025 and one of the six was profitable year to date (“YTD”). Currencies were profitable for the quarter while Agriculturals, Energies, Interest Rates, Metals and Stock Indices finished negative for the quarter.

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

Frontier Masters Fund

2025

The Frontier Masters Fund—Class 2 NAV lost 42.29% and gained 18.25%, respectively, for the six months ended June 30, 2025 and 2024, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV lost 42.22% and gained 18.42%, respectively, for the six months ended June 30, 2025 and 2024, net of fees and expenses.

For the six months ended June 30, 2025, the Frontier Masters Fund recorded total expenses of $8,485, net investment loss of $7,967, and net realized/unrealized loss on investments of $100,395, resulting in a net decrease in Owners’ capital from operations of $108,362. For the six months ended June 30, 2024, the Frontier Masters Fund recorded total expenses of $15,311, net investment loss of $14,513, and net realized/unrealized gain on investments of $76,967, resulting in a net increase in Owners’ capital from operations of $62,454.

The NAV per Unit, Class 2, decreased from $57.71 at December 31, 2024 to $33.30 as of June 30, 2025. The NAV per Unit, Class 3, decreased from $54.82 at December 31, 2024 to $31.67 as of June 30, 2025. Total Class 2 subscriptions and redemptions for the period were $0 and $1,626, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $12,505, respectively. Ending capital at June 30, 2025 was $37,863 for Class 2, and $106,885 for Class 3. Ending capital at December 31, 2024 was $67,239 for Class 2, and $200,002 for Class 3.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Agriculturals, Metals, Hybrids and Commodities sectors.

Sector & Major Advisor Attribution for the Frontier Masters Fund

Frontier Masters Fund Class 2 Sector Attributions
Q2 2025 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
-45.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2025
YTD

Frontier Masters Fund Class 3 Sector Attributions
Q2 2025 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
-45.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2025
YTD

Frontier Masters Fund Class 2 Major Advisors Performance
Q2 2025 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
Aspect Capital Ltd
Quantica Capital
Welton
Q2 2025
YTD

Frontier Masters Fund Class 3 Major Advisors Performance
Q2 2025 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
Aspect Capital Ltd
Quantica Capital
Welton
Q2 2025
YTD

None of the six sectors which traded in the Frontier Masters Fund were profitable in Q2 2025 and one of the six was profitable YTD. Agriculturals, Currencies, Energies, Interest Rates, Metals and Stock Indices finished negative for the quarter.

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

Frontier Long/Short Commodity Fund

2025

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 23.28% and lost 15.67%, respectively, for the six months ended June 30, 2025 and 2024, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 3 NAV lost 23.28% and lost 15.65%, respectively, for the six months ended June 30, 2025 and 2024, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV lost 22.36% and lost 2.36%, respectively, for the three months ended June 30, 2025 and 2024, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 22.26% and lost 14.66%, respectively, for the six months ended June 30, 2025 and 2024, net of fees and expenses.

For the six months ended June 30, 2025, the Frontier Long/Short Commodity Fund recorded total expenses of $3,607, net investment loss of $3,152, and net realized/unrealized loss on investments of $56,984, resulting in a net decrease in Owners’ capital from operations of $60,136. For the six months ended June 30, 2024, the Frontier Long/Short Commodity Fund recorded total expenses of $9,020, net investment loss of $7,639, and net realized/unrealized loss on investments of $95,305, resulting in a net decrease in Owners’ capital from operations of $102,944.

The NAV per Unit, Class 2, decreased from $46.82 as of December 31, 2024 to $35.92 at June 30, 2025. The NAV per Unit, Class 3, decreased from $49.12 as of December 31, 2024 to $37.68 at June 30, 2025. The NAV per Unit, Class 2a, decreased from $31.72 as of December 31, 2024 to $24.63 at June 30, 2025. The NAV per Unit, Class 3a, decreased from $33.81 as of December 31, 2024 to $26.29 at June 30, 2025. Total Class 2 subscriptions and redemptions for the six months were $0 and $0, respectively. Total Class 3 subscriptions and redemptions for the six months were $0 and $14,735, respectively. Total Class 2a subscriptions and redemptions for the six months were $0 and $2,100, respectively. Total Class 3a subscriptions and redemptions for the six months were $0 and $2,885, respectively. Ending capital at June 30, 2025 is $4,067 for Class 2, $133,749 for Class 3, $8,242 for Class 2a, and $44,151 for Class 3a. Ending capital at December 31, 2024 is $5,301 for Class 2, $191,887 for Class 3, $12,799 for Class 2a, and $60,078 for Class 3a.

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

Sector & Major Advisor Attribution for the Frontier Long/Short Commodity Fund

Frontier Long/Short Commodity Fund Class 2 Sector Attributions
Q2 2025 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q2 2025
YTD

Frontier Long/Short Commodity Fund Class 2A Sector Attributions
Q2 2025 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q2 2025
YTD

Frontier Long/Short Commodity Fund Class 3 Sector Attributions
Q2 2025 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q2 2025
YTD

Frontier Long/Short Commodity Fund Class 3A Sector Attributions
Q2 2025 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q2 2025
YTD

Frontier Long/Short Commodity Fund Class 2
Major Advisors Performance
Q2 2025 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Rosetta
Welton
Non-Major Advisors
Q2 2025
YTD

Frontier Long/Short Commodity Fund Class 2A
Major Advisors Performance
Q2 2025 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Rosetta
Welton
Non-Major Advisors
Q2 2025
YTD

Frontier Long/Short Commodity Fund Class 3
Major Advisors Performance
Q2 2025 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Rosetta
Welton
Non-Major Advisors
Q2 2025
YTD

Frontier Long/Short Commodity Fund Class 3A
Major Advisors Performance
Q2 2025 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Rosetta
Welton
Non-Major Advisors
Q2 2025
YTD

One of the seven sectors traded in the Frontier Long/Short Commodity Fund was profitable in Q2 2025 and none of the seven were profitable YTD. Grains finished the quarter profitable while Energies, Base Metals, Meats, Precious Metals, Softs and Financials finished the quarter negative.

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

The NAV per Unit, Class 2, decreased from $72.74 as of December 31, 2023 to $61.35 at June 30, 2024. The NAV per Unit, Class 3, decreased from $76.31 as of December 31, 2023 to $64.36 at June 30, 2024. The NAV per Unit, Class 2a, decreased from $48.36 as of December 31, 2023 to $41.22 at June 30, 2024. The NAV per Unit, Class 3a, decreased from $51.42 as of December 31, 2023 to $43.88 at June 30, 2024. Total Class 2 subscriptions and redemptions for the six months were $0 and $0, respectively. Total Class 3 subscriptions and redemptions for the six months were $0 and $255,621, respectively. Total Class 2a subscriptions and redemptions for the six months were $0 and $18,488, respectively. Total Class 3a subscriptions and redemptions for the six months were $0 and $3,420, respectively. Ending capital at June 30, 2024 is $6,946 for Class 2, $252,658 for Class 3, $16,630 for Class 2a, and $87,062 for Class 3a. Ending capital at December 31, 2023 is $8,235 for Class 2, $590,578 for Class 3, $39,437 for Class 2a, and $105,519 for Class 3a.

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

Frontier Balanced Fund

2025

The Frontier Balanced Fund—Class 1 NAV lost 34.42% and gained 11.53%, respectively, for the six months ended June 30, 2025 and 2024, net of fees and expenses; the Frontier Balanced Fund—Class 2 NAV lost 33.43% and gained 13.22%, respectively, for the six months ended June 30, 2025 and 2024, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV lost 33.35% and gained 13.31%, respectively, for the six months ended June 30, 2025 and 2024, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV lost 33.35% and gained 13.32% for the six months ended June 30, 2025 and 2024, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV lost 33.43% and gained 13.21%, respectively, for the six months ended June 30, 2025 and 2024, net of fees and expenses.

For the six months ended June 30, 2025, the Frontier Balanced Fund recorded total expenses of $93,342, net investment loss of $93,215, and net realized/unrealized loss on investments of $1,024,169, resulting in a net decrease in Owners’ capital from operations of $1,117,384. For the six months ended June 30, 2024, the Frontier Balanced Fund recorded total expenses of $180,063, net investment loss of $179,781, and net realized/unrealized gain on investments of $789,496, resulting in a net increase in Owners’ capital from operations of $609,715.

The NAV per Unit, Class 1, decreased from $52.51 as of December 31, 2024 to $34.44 at June 30, 2025. The NAV per Unit, Class 1AP, decreased from $71.72 as of December 31, 2024 to $47.74 at June 30, 2025. The NAV per Unit, Class 2, decreased from $96.71 as of December 31, 2024 to $64.38 at June 30, 2025. For Class 2a, the NAV per Unit decreased from $84.35 as of December 31, 2024 to $56.22 at June 30, 2025. For Class 3a, the NAV per Unit decreased from $84.06 as of December 31, 2024 to $56.03 at June 30, 2025. Total Class 1 subscriptions and redemptions for the three months were $0 and $216,481, respectively. Total Class 1AP subscriptions and redemptions for the six months were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the six months were $0 and $28,481, respectively. Total Class 2a subscriptions and redemptions for the six months were $0 and $10,000, respectively. Total Class 3a subscriptions and redemptions for the six months were $0 and $23,477, respectively. Ending capital at June 30, 2025, was $1,420,064 for Class 1, $28,021 for Class 1 AP, $404,898 for Class 2, $2,000 for Class 2a and $67,439 for Class 3a. Ending capital at December 31, 2024, was $2,478,195 for Class 1, $42,095 for Class 1 AP, $650,534 for Class 2, $13,359 for Class 2a and $134,062 for Class 3a.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agricultural sectors.

Sector & Major Advisor Attribution for the Frontier Balanced Fund

Frontier Balanced Fund Class 1 Sector Attributions
Q2 2025 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2025
YTD

Frontier Balanced Fund Class 1AP Sector Attributions
Q2 2025 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2025
YTD

Frontier Balanced Fund Class 2 Sector Attributions
Q2 2025 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2025
YTD

Frontier Balanced Fund Class 2A Sector Attributions
Q2 2025 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2025
YTD

Frontier Balanced Fund Class 3A Sector Attributions
Q2 2025 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2025
YTD

Frontier Balanced Fund Class 1 Major Advisors Performance
Q2 2025 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Aspect Capital Ltd
Fort LP (GC)
Horizon3
Quantica Capital
QIM
Welton
Non-Major Advisors
Q2 2025
YTD

Frontier Balanced Fund Class 1AP Major Advisors Performance
Q2 2025 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Aspect Capital Ltd
Fort LP (GC)
Horizon3
Quantica Capital
QIM
Welton
Non-Major Advisors
Q2 2025
YTD

Frontier Balanced Fund Class 2 Major Advisors Performance
Q2 2025 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Aspect Capital Ltd
Fort LP (GC)
Horizon3
Quantica Capital
QIM
Welton
Non-Major Advisors
Q2 2025
YTD

Frontier Balanced Fund Class 2A Major Advisors Performance
Q2 2025 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Aspect Capital Ltd
Fort LP (GC)
Horizon3
Quantica Capital
QIM
Welton
Non-Major Advisors
Q2 2025
YTD

Frontier Balanced Fund Class 3A Major Advisors Performance
Q2 2025 and YTD
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Aspect Capital Ltd
Fort LP (GC)
Horizon3
Quantica Capital
QIM
Welton
Non-Major Advisors
Q2 2025
YTD

Two of the six sectors which traded in the Frontier Balanced Fund were profitable in Q2 2025 and one of the six were profitable YTD. Agriculturals and Currencies were profitable for the quarter while Energies, Interest Rates, Metals and Stock Indices finished negative for the quarter. Metals were profitable YTD while Agriculturals, Currencies, Energies, Interest Rates and Stock Indices finished negative YTD.

In terms of major CTA performance, Horizon3 finished positive for the quarter while Aspect, Fort, QIM, Quantica and Welton finished negative for the quarter. No CTAs finished positive YTD while Aspect, Fort, Horizon3, Quantica, QIM and Welton were negative YTD.

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

Frontier Select Fund

2025

The Frontier Select Fund—Class 1 NAV lost 39.21% and gained 1.96%, respectively, for the six months ended June 30, 2025 and 2024, net of fees and expenses; the Frontier Select Fund—Class 2 NAV lost 38.30% and gained 3.49%, respectively, for the six months ended June 30, 2025 and 2024, net of fees and expenses; the Frontier Select Fund—Class 1AP NAV lost 38.30% and gained 3.50%, respectively, for the six months ended June 30, 2025 and 2024.

For the six months ended June 30, 2025, the Frontier Select Fund recorded total expenses of $15,406, net investment loss of $15,406, and net realized/unrealized loss on investments of $204,262, resulting in a net decrease in Owners’ capital from operations of $219,668. For the six months ended June 30, 2024, the Frontier Select Fund recorded total expenses of $28,330, net investment loss of $28,330, and net realized/unrealized gain on investments of $48,452, resulting in a net increase in Owners’ capital from operations of $20,122.

The NAV per Unit, Class 1, decreased from $38.16 as of December 31, 2024 to $23.20 at June 30, 2025. The NAV per Unit, Class 1AP, decreased from $52.17 as of December 31, 2024 to $32.19 at June 30, 2025. The NAV per Unit, Class 2, decreased from $69.23 as of December 31, 2024 to $42.71 at June 30, 2025. Total Class 1 subscriptions and redemptions for the six months ended June 30, 2025, were $0 and $28,443, respectively. Total Class 1AP subscriptions and redemptions for the six months ended June 30, 2025, were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the six months ended June 30, 2025, were $0 and $8,569, respectively. Ending capital at June 30, 2025 was $307,367 for Class 1, $3,704 for Class 1AP, and $12,002 for Class 2. Ending capital at December 31, 2024 was $541,125 for Class 1, $6,004 for Class 1AP, and $32,624 for Class 2.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agricultural sectors.

Sector & Major Advisor Attribution for the Frontier Select Fund

Frontier Select Fund Class 1 Sector Attributions
Q2 2025 and YTD
10.00%
0.00%
-10.00%
-20.00%
-30.00%
-40.00%
-50.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2025
YTD

Frontier Select Fund Class 1AP Sector Attributions
Q2 2025 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
-45.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2025
YTD

Frontier Select Fund Class 2 Sector Attributions
Q2 2025 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
-45.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2025
YTD

Frontier Select Fund Class 1 Major Advisor Performance
Q2 2025 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
Quantica Capital
Welton
Q2 2025
YTD

Frontier Select Fund Class 1AP Major Advisor Performance
Q2 2025 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
Quantica Capital
Welton
Q2 2025
YTD

Frontier Select Fund Class 2 Major Advisor Performance
Q2 2025 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
Quantica Capital
Welton
Q2 2025
YTD

One of the six sectors which traded in the Frontier Select Fund was profitable in Q2 2025 and one of the six was profitable YTD. Agriculturals were profitable for the quarter while Currencies, Energies, Interest Rates, Metals and Stock Indices finished negative for the quarter.

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

Frontier Global Fund

2025

The Frontier Global Fund—Class 1 NAV lost 40.89% and gained 30.79%, respectively, for the six months ended June 30, 2025 and 2024, net of fees and expenses; the Frontier Global Fund—Class 2 NAV lost 40.00% and gained 32.76%, respectively, for the six months ended June 30, 2025 and 2024, net of fees and expenses.

For the six months ended June 30, 2025, the Frontier Global Fund recorded total expenses of $29,375, net investment loss of $29,375, and net realized/unrealized loss on investments of $312,867, resulting in a net decrease in Owners’ capital from operations of $342,242. For the six months ended June 30, 2024, the Frontier Global Fund recorded total expenses of $56,639, net investment loss of $56,639, and net realized/unrealized gain on investments of $398,808, resulting in a net increase in Owners’ capital from operations of $342,169.

The NAV per Unit, Class 1, decreased from $120.17 at December 31, 2024 to $71.04 as of June 30, 2025. The NAV per Unit, Class 2, decreased from $204.73 at December 31, 2024 to $122.84 as of June 30, 2025. Total Class 1 subscriptions and redemptions for the period were $0 and $80,250, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $1,301, respectively. Ending capital at June 30, 2025 was $448,971 for Class 1, $18,044 for Class 2. Ending capital at December 31, 2024 was $859,439 for Class 1, $31,369 for Class 2.

Frontier Global Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Sector Attribution for the Frontier Global Fund

Frontier Global Fund Class 1 Sector Attributions
Q2 2025 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
-45.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2025
YTD

Frontier Global Fund Class 2 Sector Attributions
Q2 2025 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
-45.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2025
YTD

One of the six sectors which traded in the Frontier Global Fund was profitable in Q2 2025 and one of the six were profitable YTD. Agriculturals were profitable for the quarter while Currencies, Energies, Interest Rates, Metals and Stock Indices finished negative for the quarter.

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

Frontier Heritage Fund

2025

The Frontier Heritage Fund—Class 1 NAV lost 36.32% and gained 8.94%, respectively, for the six months ended June 30, 2025 and 2024, net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV lost 35.36% and gained 10.59%, respectively, for the six months ended June 30, 2025 and 2024, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV lost 35.36% and gained 10.59%, respectively, for the six months ended June 30, 2025 and 2024, net of fees and expenses.

For the six months ended June 30, 2025, the Frontier Heritage Fund recorded total expenses of $35,243, net investment loss of $35,243, and net realized/unrealized loss on investment of $378,465, resulting in a net decrease in Owners’ capital from operations of $413,078. For the six months ended June 30, 2024, the Frontier Heritage Fund recorded total expenses of $62,888, net investment loss of $62,888, and net realized/unrealized gain on investment of $208,007, resulting in a net increase in Owners’ capital from operations of $145,119.

The NAV per Unit, Class 1, decreased from $83.51 as of December 31, 2024 to $53.18 at June 30, 2025. The NAV per Unit, Class 1AP, decreased from $114.16 as of December 31, 2024 to $73.79 at June 30, 2025. The NAV per Unit, Class 2, decreased from $152.78 as of December 31, 2024 to $98.75 at June 30, 2025. Total Class 1 subscriptions and redemptions for the six months were $0 and $15,781, respectively. Total Class 1AP subscriptions and redemptions for the six months were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the six months were $0 and $1,900, respectively. Ending capital at June 30, 2025 was $666,398 for Class 1, $4,707 for Class 1AP, and $51,937 for Class 2. Ending capital at December 31, 2024 was $1,064,870 for Class 1, $7,282 for Class 1AP, and $82,279 for Class 2.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Sector & Major Advisor Attribution for the Frontier Heritage Fund

Frontier Heritage Fund Class 1 Sector Attributions
Q2 2025 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2025
YTD

Frontier Heritage Fund Class 1AP Sector Attributions
Q2 2025 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2025
YTD

Frontier Heritage Fund Class 2 Sector Attributions
Q2 2025 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q2 2025
YTD

Frontier Heritage Fund Class 1 Major Advisors Performance
Q2 2025 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
Aspect Capital Ltd
Horizon3
Welton
Q2 2025
YTD

Frontier Heritage Fund Class 1AP Major Advisors Performance
Q2 2025 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
Aspect Capital Ltd
Horizon3
Welton
Q2 2025
YTD

Frontier Heritage Fund Class 2 Major Advisors Performance
Q2 2025 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
Aspect Capital Ltd
Horizon3
Welton
Q2 2025
YTD

None of the six sectors which traded in the Frontier Heritage Fund were profitable in Q2 2025 and one of the six were profitable YTD. None were profitable for the quarter while Agriculturals, Currencies, Energies, Interest Rates, Metals and Stock Indices finished negative for the quarter.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of June 30, 2025 and December 31, 2024. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

DOMESTIC EXPOSURE

Frontier Balanced Fund:

	June 30, 2025		December 31, 2024
	VALUE AT RISK	% OF TOTAL CAPITALIZATION	VALUE AT RISK	% OF TOTAL CAPITALIZATION
MARKET SECTOR
Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

Value at Risk: Foreign Markets

The following table presents the portion of trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of June 30, 2025 and December 31, 2024, on foreign markets. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

FOREIGN EXPOSURE

Frontier Balanced Fund:

	June 30, 2025		December 31, 2024
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of June 30, 2025, by market sector.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chairman and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of June 30, 2025 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can only provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of June 30, 2025, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 report entitled Internal Control-Integrated Framework.

Based on that assessment, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust maintained effective internal control over financial reporting as of June 30, 2025.

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

Scope of Exhibit 31 Certifications

The certifications of the Chairman and Chief Financial Officer, and the President and Chief Executive Officer, of the Managing Owner as of June 30, 2025 and as of August 14, 2025 (the date of this filing) are included as Exhibits 31.1 and 31.2, respectively, to this Form 10-Q, and apply not only to the Trust as a whole but also to each Series individually.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the sale of unregistered Units by the Trust for the six months ended June 30, 2025. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Trust claims an exemption from registration of each of the transactions listed below under Section 4(a)(2) of the Securities Act of 1933, as amended, as a sale by an issuer not involving a public offering.

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

Frontier Funds
(Registrant)

Date: August 14, 2025	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 14, 2025	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Balanced Fund,
a Series of Frontier Funds
(Registrant)

Date: August 14, 2025	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 14, 2025	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Fund,
a Series of Frontier Funds
(Registrant)

Date: August 14, 2025	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 14, 2025	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Global Fund,
a Series of Frontier Funds
(Registrant)

Date: August 14, 2025	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 14, 2025	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Fund,
a Series of Frontier Funds
(Registrant)

Date: August 14, 2025	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 14, 2025	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long Short Commodity Fund,
a Series of Frontier Funds
(Registrant)

Date: August 14, 2025	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 14, 2025	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Fund,
a Series of Frontier Funds
(Registrant)

Date: August 14, 2025	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 14, 2025	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Fund,
a Series of Frontier Funds
(Registrant)

Date: August 14, 2025	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: August 14, 2025	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds