Form 10-Q
period 2025-09-30
Frontier Funds; Frontier Heritage Fund; Frontier Masters Fund; Frontier Select Fund; Frontier Long/Short Commodity Fund; Frontier Diversified Fund; Frontier Balanced Fund; Frontier Global Fund
filed 2025-11-14
CIK 1261379, 1389123, 1450722, 1389125, 1389128, 1450720, 1389122, 1389124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The Frontier Funds’ units of beneficial interest are not traded on any market and, accordingly, do not have an aggregate market value. Units outstanding as of September 30, 2025 were: 14,112 for the Frontier Diversified Fund, 4,511 for the Frontier Masters Fund, 5,483 for the Frontier Long/Short Commodity Fund, 43,590 for the Frontier Balanced Fund, 11,969 for the Frontier Select Fund, 6,295 for the Frontier Global Fund and 12,920 for the Frontier Heritage Fund.

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

UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF SEPTEMBER 30, 2025, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

ii

The Series of Frontier Funds

Consolidated Statements of Financial Condition

September 30, 2025 (Unaudited) and December 31, 2024

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
	9/30/2025	12/31/2024	9/30/2025	12/31/2024	9/30/2025	12/31/2024
ASSETS
Cash and cash equivalents	$36,136	$30,763	$13,411	$17,336	$10,787	$17,526
U.S. Treasury securities, at fair value	-	1,945	-	1,096	-	1,108
Investments in private investment companies, at fair value	500,000	924,439	137,500	269,394	150,000	239,475
Investments in unconsolidated trading companies, at fair value	-	23,131	-	13,036	-	13,179
Interest receivable	74	160	28	90	22	91
Receivable from related parties	305	-	113	-	91	-
Redemptions receivable from private investment companies	50,656	-	46,635	-	9,223	-

Total Assets	$587,171	$980,438	$197,687	$300,952	$170,123	$271,379

LIABILITIES & CAPITAL

LIABILITIES
Interest payable to Managing Owner	$-	$-	$-	$-	$3	$18
Service fees payable to Managing Owner	19	30	9	15	1	3
Trading fees payable to Managing Owner	1,781	3,057	1,093	1,767	517	695
Due to Managing Owner	22,650	-	31,725	-	393	-
Subscriptions in advance for service fee rebates	-	22,650	-	31,725	-	393
Other liabilities	479	363	177	204	142	205

Total Liabilities	24,929	26,100	33,004	33,711	1,056	1,314

CAPITAL
Managing Owner - Class 2	3,686	5,409	1,772	3,110	224	317
Managing Owner - Class 2a	-	-	-	-	1,240	3,909
Managing Owner - Class 3	2,611	7,684	-	-	-	-
Managing Owner - Class 3a	-	-	-	-	437	607
Limited Owner - Class 2	88,472	131,392	41,286	64,129	3,519	4,984
Limited Owner - Class 2a	-	-	-	-	5,838	8,890
Limited Owner - Class 3	467,473	809,853	121,625	200,002	117,692	191,887
Limited Owner - Class 3a	-	-	-	-	40,117	59,471

Total Owners’ Capital	562,242	954,338	164,683	267,241	169,067	270,065

Total Capital	562,242	954,338	164,683	267,241	169,067	270,065

Total Liabilities and Capital	$587,171	$980,438	$197,687	$300,952	$170,123	$271,379

Units Outstanding
Class 2	2,212	2,237	1,137	1,165	113	113
Class 2a	N/A	N/A	N/A	N/A	311	403
Class 3	11,901	14,128	3,374	3,648	3,393	3,906
Class 3a	N/A	N/A	N/A	N/A	1,666	1,777

Net Asset Value per Unit
Class 2	$41.67	$61.16	$37.87	$57.71	$33.06	$46.82
Class 2a	N/A	N/A	N/A	N/A	$22.79	$31.72
Class 3	$39.50	$57.87	$36.04	$54.82	$34.68	$49.12
Class 3a	N/A	N/A	N/A	N/A	$24.34	$33.81

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Financial Condition

September 30, 2025 (Unaudited) and December 31, 2024

	Frontier Balanced Fund		Frontier Select Fund
	9/30/2025	12/31/2024	9/30/2025	12/31/2024
ASSETS
Cash and cash equivalents	$108,454	$76,744	$-	$23,606
U.S. Treasury securities, at fair value	-	4,851	-	1,492
Investments in private investment companies, at fair value	1,631,250	3,616,091	362,500	563,791
Investments in unconsolidated trading companies, at fair value	-	57,707	-	17,750
Interest receivable	225	400	-	123
Receivable from related parties	915	-	-	-
Redemptions receivable from private investment companies	484,572	-	64,569	-

Total Assets	$2,225,416	$3,755,793	$427,069	$606,762

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$-	$-	$12,276	$-
Interest payable to Managing Owner	209	700	7	215
Service fees payable to Managing Owner	2,886	5,929	868	1,478
Trading fees payable to Managing Owner	7,291	13,196	1,397	2,202
Payables to related parties	-	-	1,901	-
Due to Managing Owner	419,795	-	22,914	-
Subscriptions in advance for service fee rebates	272	416,816	118	22,838
Other liabilities	1,438	907	1	276

Total Liabilities	431,891	437,548	39,482	27,009

CAPITAL
Managing Owner - Class 2	20,969	29,935	4,885	6,712
Managing Owner - Class 2a	2,106	13,359	-	-
Limited Owner - Class 1	1,289,376	2,478,195	366,010	541,125
Limited Owner - Class 1AP	29,486	42,095	5,089	6,004
Limited Owner - Class 2	387,844	620,599	11,603	25,912
Limited Owner - Class 3a	63,744	134,062	-	-

Total Owners’ Capital	1,793,525	3,318,245	387,587	579,753

Total Capital	1,793,525	3,318,245	387,587	579,753

Total Liabilities and Capital	$2,225,416	$3,755,793	$427,069	$606,762

Units Outstanding
Class 1	35,852	47,196	11,573	14,181
Class 1AP	587	587	115	115
Class 2	6,035	6,726	281	471
Class 2a	36	158	N/A	N/A
Class 3a	1,081	1,595	N/A	N/A

Net Asset Value per Unit
Class 1	$35.96	$52.51	$31.63	$38.16
Class 1AP	$50.24	$71.72	$44.22	$52.17
Class 2	$67.75	$96.71	$58.68	$69.23
Class 2a	$59.19	$84.35	N/A	N/A
Class 3a	$58.98	$84.06	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Financial Condition

September 30, 2025 (Unaudited) and December 31, 2024

	Frontier Global Fund		Frontier Heritage Fund
	9/30/2025	12/31/2024	9/30/2025	12/31/2024
ASSETS
Cash and cash equivalents	$21,514	$43,072	$34,985	$56,774
U.S. Treasury securities, at fair value	-	2,723	-	3,589
Investments in private investment companies, at fair value	412,500	985,419	612,500	1,149,833
Investments in unconsolidated trading companies, at fair value	-	32,387	-	42,692
Interest receivable	45	224	73	296
Receivable from related parties	182	-	295	-
Redemptions receivable from private investment companies	210,242	-	144,374	-

Total Assets	$644,483	$1,063,825	$792,227	$1,253,184

LIABILITIES & CAPITAL

LIABILITIES
Interest payable to Managing Owner	$47	$321	$77	$425
Service fees payable to Managing Owner	1,048	2,105	1,416	2,495
Trading fees payable to Managing Owner	2,320	3,984	2,869	4,540
Due to Managing Owner	166,551	-	92,174	-
Subscriptions in advance for service fee rebates	100	166,099	163	90,620
Other liabilities	286	508	464	673

Total Liabilities	170,352	173,017	97,163	98,753

CAPITAL
Managing Owner - Class 2	5,565	10,129	7,247	13,334
Limited Owner - Class 1	455,183	859,439	639,407	1,064,870
Limited Owner - Class 1AP	-	-	4,625	7,282
Limited Owner - Class 2	13,383	21,240	43,785	68,945

Total Owners’ Capital	474,131	890,808	695,064	1,154,431

Total Capital	474,131	890,808	695,064	1,154,431

Total Liabilities and Capital	$644,483	$1,063,825	$792,227	$1,253,184

Units Outstanding
Class 1	6,148	7,152	12,330	12,751
Class 1AP	N/A	N/A	64	64
Class 2	147	153	526	539

Net Asset Value per Unit
Class 1	$74.03	$120.17	$51.86	$83.51
Class 1AP	N/A	N/A	$72.50	$114.16
Class 2	$129.00	$204.73	$97.03	$152.78

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedule of Investments

September 30, 2025 (Unaudited)

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	$137,500	24.46%	$-	0.00%	$-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	200,000	35.57%	100,000	60.72%	-	0.00%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	162,500	28.90%	37,500	22.77%	-	0.00%
Galaxy Plus Fund - Rosetta Program Feeder Fund (522) LLC	-	0.00%	-	0.00%	150,000	88.72%
Total Private Investment Companies	$500,000	88.93%	$137,500	83.49%	$150,000	88.72%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$-	0.00%	$-	0.00%	$-	0.00%
Total Investment in Unconsolidated Trading Companies	$-	0.00%	$-	0.00%	$-	0.00%

U.S. TREASURY SECURITIES (1)

	Fair Value		Fair Value		Fair Value

US Treasury Note 6.875% due 08/15/2025	$-	0.00%	$-	0.00%	$-	0.00%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value

US Treasury Note 6.875% due 08/15/2025 (1)	$-		$-		$-

Additional Disclosure on U.S. Treasury Securities	Cost		Cost		Cost

US Treasury Note 6.875% due 08/15/2025 (1)	$-		$-		$-

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedule of Investments

June 30, 2025 (Unaudited)

	Frontier		Frontier
	Balanced Fund		Select Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	$400,000	22.30%	$300,000	77.40%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	425,000	23.70%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	675,000	37.64%	-	0.00%
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	131,250	7.32%	62,500	16.13%
Total Private Investment Companies	$1,631,250	90.96%	$362,500	93.53%

INVESTMENT IN UNCONSOLIDATED COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$-	0.00%	$-	0.00%
Total Investment in Unconsolidated Trading Companies	$-	0.00%	$-	0.00%

U.S. TREASURY SECURITIES (1)
	Fair Value		Fair Value

US Treasury Note 6.875% due 08/15/2025	$-	0.00%	$-	0.00%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value

US Treasury Note 6.875% due 08/15/2025 (1)	$-		$-

Additional Disclosure on U.S. Treasury Securities	Cost		Cost

US Treasury Note 6.875% due 08/15/2025 (1)	$-		$-

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedule of Investments

June 30, 2025 (Unaudited)

	Frontier Global		Frontier
	Fund		Heritage Fund
		% of Total Capital		% of Total Capital
Description	Fair Value	(Net Asset Value)	Fair Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$412,500	87.00%	$475,000	68.34%
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	-	0.00%	137,500	19.78%
Total Private Investment Companies	$412,500	87.00%	$612,500	88.12%

INVESTMENT IN UNCONSOLIDATED COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$-	0.00%	$-	0.00%
Total Investment in Unconsolidated Trading Companies	$-	0.00%	$-	0.00%

U.S. TREASURY SECURITIES (1)
	Fair Value		Fair Value

US Treasury Note 6.875% due 08/15/2025	$-	0.00%	$-	0.00%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value

US Treasury Note 6.875% due 08/15/2025 (1)	$-		$-

Additional Disclosure on U.S. Treasury Securities	Cost		Cost

US Treasury Note 6.875% due 08/15/2025 (1)	$-		$-

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Condensed Schedules of Investments

December 31, 2024

	Frontier		Frontier		Frontier
	Diversified Fund		Masters Fund		Long/Short Commodity Fund
Description	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)	Fair Value	% of Total Capital (Net Asset Value)
PRIVATE INVESTMENT COMPANIES (2)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$200,783	21.04%	$-	0.00%	$-	0.00%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	107,734	11.29%	-	0.00%	-	0.00%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	97,625	10.23%	48,601	18.19%	-	0.00%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	215,875	22.62%	-	0.00%	-	0.00%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	204,509	21.43%	177,375	66.37%	-	0.00%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	97,913	10.26%	43,418	16.25%	86,661	32.09%
Galaxy Plus Fund - Rosetta Program Feeder Fund (522) LLC	-	0.00%	-	0.00%	152,814	56.58%
Total Private Investment Companies	$924,439	96.87%	$269,394	100.81%	$239,475	88.67%

INVESTMENT IN UNCONSOLIDATED TRADING COMPANIES (2)
Frontier Trading Company XXXVIII, LLC	$23,131	2.42%	$13,036	4.88%	$13,179	4.88%
Total Investment in Unconsolidated Trading Companies	$23,131	2.42%	$13,036	4.88%	$13,179	4.88%

U.S. TREASURY SECURITIES (1)
	Fair Value		Fair Value		Fair Value

US Treasury Note 6.875% due 08/15/2025	$1,945	0.20%	$1,096	0.41%	$1,108	0.41%

Additional Disclosure on U.S. Treasury Securities	Face Value		Face Value		Face Value

US Treasury Note 6.875% due 08/15/2025 (1)	$1,909		$1,076		$1,088

Additional Disclosure on U.S. Treasury Securities	Cost		Cost		Cost

US Treasury Note 6.875% due 08/15/2025 (1)	$2,035		$1,147		$1,160

(1)	See Note 2 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

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

The Series of Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended September 30, 2025 and 2024

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	9/30/2025	9/30/2024	9/30/2025	9/30/2024	9/30/2025	9/30/2024

Investment income:
Interest - net	$432	$1,001	$147	$479	$168	$407

Total Income	432	1,001	147	479	168	407

Expenses:
Service Fees - Class 1	57	116	25	52	5	10
Due Diligence Fees	168	381	44	104	15	29
Trading Fees	5,340	11,619	3,301	6,483	1,628	2,426

Total Expenses	5,565	12,116	3,370	6,639	1,648	2,465

Investment (loss) - net	(5,133)	(11,115)	(3,223)	(6,160)	(1,480)	(2,058)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	642,128	(109,979)	80,443	(30,201)	45,598	95,175
Net realized gain/(loss) on private investment companies	(619,770)	(24,317)	(54,574)	(3,243)	(55,197)	(127,067)
Net realized gain/(loss) on U.S. Treasury securities	(362)	(407)	(118)	(194)	(166)	(191)
Net unrealized gain/(loss) on U.S. Treasury securities	123	9	38	5	47	5
Change in fair value of investments in unconsolidated trading companies	(7,627)	(3,929)	(2,631)	(1,846)	(3,268)	(1,765)

Net gain/(loss) on investments	14,492	(138,623)	23,158	(35,479)	(12,986)	(33,843)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	9,359	(149,738)	19,935	(41,639)	(14,466)	(35,901)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$9,359	$(149,738)	$19,935	$(41,639)	$(14,466)	$(35,901)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	N/A	N/A	N/A	N/A	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	N/A	N/A
Class 2	$0.69	$(8.56)	$4.57	$(8.82)	$(2.86)	$(6.13)
Class 2a	N/A	N/A	N/A	N/A	$(1.84)	$(4.01)
Class 3	$0.68	$(8.04)	$4.37	$(8.34)	$(3.00)	$(6.44)
Class 3a	N/A	N/A	N/A	N/A	$(1.95)	$(4.24)

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended September 30, 2025 and 2024

	Frontier Balanced Fund		Frontier Select Fund
	9/30/2025	9/30/2024	9/30/2025	9/30/2024

Investment income:
Interest - net	$31	$147	$-	$-

Total Income/(loss)	31	147	-	-

Expenses:
Incentive Fees (rebate)	-	(10,755)	-	-
Service Fees - Class 1	9,847	25,423	2,480	5,177
Trading Fees	23,449	51,949	4,039	7,351

Total Expenses	33,296	66,617	6,519	12,528

Investment (loss) - net	(33,265)	(66,470)	(6,519)	(12,528)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	1,351,397	(495,806)	224,396	22,288
Net realized gain/(loss) on private investment companies	(1,226,105)	845	(104,773)	(1,493)
Net realized gain/(loss) on U.S. Treasury securities	(1,019)	(1,282)	(190)	(325)
Net unrealized gain/(loss) on U.S. Treasury securities	430	31	61	8
Change in fair value of investments in unconsolidated trading companies	(19,175)	(12,310)	(713)	(2,966)

Net gain/(loss) on investments	105,528	(508,522)	118,781	17,512

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	72,263	(574,992)	112,262	4,984

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS
	$72,263	$(574,992)	$112,262	$4,984

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$1.52	$(8.35)	$8.43	$0.44
Class 1AP	$2.50	$(10.61)	$12.03	$1.08
Class 2	$3.37	$(14.30)	$15.97	$1.43
Class 2a	$2.97	$(12.41)	N/A	N/A
Class 3a	$2.95	$(12.36)	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended September 30, 2025 and 2024

	Frontier Global Fund		Frontier Heritage Fund
	9/30/2025	9/30/2024	9/30/2025	9/30/2024

Investment income:
Interest - net	$-	$-	$-	$-

Total Income	-	-	-	-

Expenses:
Service Fees - Class 1	3,275	8,317	4,832	10,083
Trading Fees	7,052	16,068	8,920	17,409

Total Expenses	10,327	24,385	13,752	27,492

Investment (loss) - net	(10,327)	(24,385)	(13,752)	(27,492)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	101,820	(273,108)	234,776	(195,296)
Net realized gain/(loss) on private investment companies	(67,122)	11,311	(228,765)	(66)
Net realized gain/(loss) on U.S. Treasury securities	(332)	(411)	(542)	(545)
Net unrealized gain/(loss) on U.S. Treasury securities	141	11	174	13
Change in fair value of investments in unconsolidated trading companies	(4,647)	(4,576)	(9,469)	(5,246)

Net gain/(loss) on investments	29,860	(266,773)	(3,826)	(201,140)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	19,533	(291,158)	(17,578)	(228,632)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$19,533	$(291,158)	$(17,578)	$(228,632)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$2.99	$(38.33)	$(1.32)	$(16.36)
Class 1AP	N/A	N/A	$(1.29)	$(21.01)
Class 2	$6.16	$(62.56)	$(1.72)	$(28.12)

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Nine Months Ended September 30, 2025 and 2024

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	9/30/2025	9/30/2024	9/30/2025	9/30/2024	9/30/2025	9/30/2024

Investment income:
Interest - net	$1,762	$3,253	$665	$1,277	$623	$1,788

Total Income	1,762	3,253	665	1,277	623	1,788

Expenses:
Service Fees - Class 1	194	375	87	165	17	45
Due Diligence Fees	602	1,263	161	343	51	104
Trading Fees	19,433	37,914	11,607	21,442	5,187	11,336

Total Expenses	20,229	39,552	11,855	21,950	5,255	11,485

Investment (loss) - net	(18,467)	(36,299)	(11,190)	(20,673)	(4,632)	(9,697)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	419,982	130,353	(11,432)	43,294	11,553	165,969
Net realized gain/(loss) on private investment companies	(675,666)	(29,404)	(60,335)	544	(75,171)	(292,941)
Net realized gain/(loss) on U.S. Treasury securities	(1,234)	(1,436)	(451)	(569)	(515)	(959)
Net unrealized gain/(loss) on U.S. Treasury securities	92	88	26	32	34	48
Change in fair value of investments in unconsolidated trading companies	(13,645)	(4,770)	(5,045)	(1,813)	(5,871)	(1,265)

Net gain/(loss) on investments	(270,471)	94,831	(77,237)	41,488	(69,970)	(129,148)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(288,938)	58,532	(88,427)	20,815	(74,602)	(138,845)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(288,938)	$58,532	$(88,427)	$20,815	$(74,602)	$(138,845)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	N/A	N/A	N/A	N/A	N/A	N/A
Class 1a	N/A	N/A	N/A	N/A	N/A	N/A
Class 2	$(19.49)	$1.95	$(19.84)	$3.11	$(13.76)	$(17.52)
Class 2a	N/A	N/A	N/A	N/A	$(8.93)	$(11.15)
Class 3	$(18.37)	$1.97	$(18.78)	$3.07	$(14.44)	$(18.39)
Class 3a	N/A	N/A	N/A	N/A	$(9.47)	$(11.78)

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Nine Months Ended September 30, 2025 and 2024

	Frontier Balanced Fund		Frontier Select Fund
	9/30/2025	9/30/2024	9/30/2025	9/30/2024
Investment income:
Interest - net	$158	$429	$-	$-

Total Income/(loss)	158	429	-	-

Expenses:
Incentive Fees (rebate)	-	(10,755)	-	-
Service Fees - Class 1	38,293	85,417	8,347	16,654
Trading Fees	88,345	172,018	13,578	24,204

Total Expenses	126,638	246,680	21,925	40,858

Investment (loss) - net	(126,480)	(246,251)	(21,925)	(40,858)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	527,370	300,844	60,295	54,941
Net realized gain/(loss) on private investment companies	(1,407,321)	(1,080)	(140,251)	14,318
Net realized gain/(loss) on U.S. Treasury securities	(3,454)	(3,678)	(760)	(1,159)
Net unrealized gain/(loss) on U.S. Treasury securities	348	10	41	57
Change in fair value of investments in unconsolidated trading companies	(35,584)	(15,122)	(4,806)	(2,193)

Net gain/(loss) on investments	(918,641)	280,974	(85,481)	65,964

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(1,045,121)	34,723	(107,406)	25,106

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,045,121)	$34,723	$(107,406)	$25,106

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(16.55)	$(1.13)	$(6.53)	$1.34
Class 1AP	$(21.48)	$0.36	$(7.95)	$3.22
Class 2	$(28.96)	$0.50	$(10.55)	$4.26
Class 2a	$(25.16)	$0.56	N/A	N/A
Class 3a	$(25.08)	$0.57	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Operations (Unaudited)

For the Nine Months Ended September 30, 2025 and 2024

	Frontier Global Fund		Frontier Heritage Fund
	9/30/2025	9/30/2024	9/30/2025	9/30/2024
Investment income:
Interest - net	$-	$-	$-	$-

Total Income	-	-	-	-

Expenses:
Service Fees - Class 1	12,614	28,622	17,314	33,219
Trading Fees	27,088	52,402	31,681	57,161

Total Expenses	39,702	81,024	48,995	90,380

Investment (loss) - net	(39,702)	(81,024)	(48,995)	(90,380)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	(205,212)	33,920	(88,261)	(91,769)
Net realized gain/(loss) on private investment companies	(66,824)	104,169	(273,299)	106,924
Net realized gain/(loss) on U.S. Treasury securities	(1,086)	(1,336)	(1,830)	(1,511)
Net unrealized gain/(loss) on U.S. Treasury securities	115	42	128	70
Change in fair value of investments in unconsolidated trading companies	(10,000)	(4,760)	(19,029)	(6,847)

Net gain/(loss) on investments	(283,007)	132,035	(382,291)	6,867

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS	(322,709)	51,011	(431,286)	(83,513)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(322,709)	$51,011	$(431,286)	$(83,513)

NET INCREASE/(DECREASE) IN CAPITAL RESULTING FROM OPERATIONS ATTRIBUTABLE TO CONTROLLING INTERESTS PER UNIT
Class 1	$(46.14)	$3.11	$(31.65)	$(6.84)
Class 1AP	N/A	N/A	$(41.66)	$(6.06)
Class 2	$(75.73)	$10.33	$(55.75)	$(8.11)

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended September 30, 2025

	Frontier Diversified Fund					Frontier Masters Fund
	Class 2	Class 2	Class 3	Class 3		Class 2	Class 2	Class 3	Class 3
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total
Owners’ Capital, June 30, 2025	$3,625	$88,043	$2,566	$474,717	$568,951	$1,558	$36,305	$-	$106,885	$144,748

Redemption of Units	-	(1,026)	-	(15,042)	(16,068)	-	-	-	-	-
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	61	1,455	45	7,798	9,359	214	4,981	-	14,740	19,935

Owners’ Capital, September 30, 2025	$3,686	$88,472	$2,611	$467,473	$562,242	$1,772	$41,286	$-	$121,625	$164,683

Owners’ Capital - Units, June 30, 2025	89	2,148	66	12,228	14,531	46	1,091	-	3,374	4,511

Redemption of Units (including transfers)	-	(25)	-	(393)	(418)	-	-	-	-	-

Owners’ Capital - Units, September 30, 2025	89	2,123	66	11,835	14,113	46	1,091	-	3,374	4,511

Net asset value per unit at June 30, 2025		$40.98		$38.82			$33.30		$31.67

Change in net asset value per unit for the three months ended September 30, 2025		0.69		0.68			4.57		$4.37

Net asset value per unit at September 30, 2025		$41.67		$39.50			$37.87		$36.04

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended September 30, 2025

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 2a		Class 3a
	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total
Owners’ Capital, June 30, 2025	$243	$3,824	$133,749	$1,340	$6,902	$472	$43,679	$190,209

Redemption of Units	-	-	(5,721)	-	(594)	-	(361)	(6,676)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(19)	(305)	(10,336)	(100)	(470)	(35)	(3,201)	(14,466)

Owners’ Capital, September 30, 2025	$224	$3,519	$117,692	$1,240	$5,838	$437	$40,117	$169,067

Owners’ Capital - Units, June 30, 2025	7	106	3,549	55	280	18	1,662	5,677

Redemption of Units (including transfers)	-	-	(156)	-	(24)	-	(14)	(194)

Owners’ Capital - Units, September 30, 2025	7	106	3,393	55	256	18	1,648	5,483

Net asset value per unit at June 30, 2025		$35.92	$37.68		$24.63		$26.29

Change in net asset value per unit for the three months ended September 30, 2025		(2.86)	(3.00)		(1.84)		(1.95)

Net asset value per unit at September 30, 2025		$33.06	$34.68		$22.79		$24.34

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended September 30, 2025

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Total
Owners’ Capital, June 30, 2025	$1,420,064	$28,021	$19,927	$384,971	$2,000	$-	$67,439	$1,922,422

Redemption of Units	(178,303)	-	-	(16,075)	-	-	(6,782)	(201,160)
Net increase/(decrease) in Owners’
Capital resulting from operations attributable to controlling interests	47,615	1,465	1,042	18,948	106	-	3,087	72,263

Owners’ Capital, September 30, 2025	$1,289,376	$29,486	$20,969	$387,844	$2,106	$-	$63,744	$1,793,525

Owners’ Capital - Units, June 30, 2025	41,237	587	310	5,979	36	-	1,204	49,353

Redemption of Units (including transfers)	(5,385)	-	-	(254)	-	-	(123)	(5,762)

Owners’ Capital - Units, September 30, 2025	35,852	587	310	5,725	36	-	1,081	43,591

Net asset value per unit at June 30, 2025	$34.44	$47.74		$64.38		$56.22	$56.03

Change in net asset value per unit for the three months ended September 30, 2025	1.52	2.50		3.37		2.97	2.95

Net asset value per unit at September 30, 2025	$35.96	$50.24		$67.75		$59.19	$58.98

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Three Months Ended September 30, 2025

	Frontier Select Fund						Frontier Global Fund					Frontier Heritage Fund
	Class 1	Class 1AP	Class 2			Class 1	Class 2			Class 1	Class 1AP	Class 2
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Total
Owners’ Capital, June 30, 2025	$307,367	$3,704	$3,556	$8,446	$323,073	$448,971	$5,300	$12,744	$467,015	$666,398	$4,707	$7,375	$44,562	$723,042

Redemption of Units	(47,748)	-	-	-	(47,748)	(12,417)	-	-	(12,417)	(10,400)	-	-	-	(10,400)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	106,391	1,385	1,329	3,157	112,262	18,629	265	639	19,533	(16,591)	(82)	(128)	(777)	(17,578)

Owners’ Capital, September 30, 2025	$366,010	$5,089	$4,885	$11,603	$387,587	$455,183	$5,565	$13,383	$474,131	$639,407	$4,625	$7,247	$43,785	$695,064

Owners’ Capital - Units, June 30, 2025	13,251	115	83	198	13,647	6,320	43	104	6,467	12,531	64	74	452	13,121

Redemption of Units (including transfers)	(1,678)	-	-	-	(1,678)	(172)	-	-	(172)	(201)	-	-	-	(201)

Owners’ Capital - Units, September 30, 2025	11,573	115	83	198	11,969	6,148	43	104	6,295	12,330	64	74	452	12,920

Net asset value per unit at June 30, 2025	$23.20	$32.19		$42.71		$71.04		$122.84		$53.18	$73.79		$98.75
Change in net asset value per for the three months ended September 30, 2025	8.43	12.03		15.97		2.99		6.16		(1.32)	(1.29)		(1.72)
Net asset value per unit at September 30, 2025	$31.63	$44.22		$58.68		$74.03		$129.00		$51.86	$72.50		$97.03

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Nine Months Ended September 30, 2025

	Frontier Diversified Fund					Frontier Masters Fund
	Class 2	Class 2	Class 3	Class 3		Class 2	Class 2	Class 3	Class 3
	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total

Owners’ Capital, December 31, 2024	$5,409	$131,392	$7,684	$809,853	$954,338	$3,110	$64,129	$-	$200,002	$267,241

Redemption of Units	-	(1,026)	(3,750)	(98,382)	(103,158)	(400)	(1,226)	-	(12,505)	(14,131)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(1,723)	(41,894)	(1,323)	(243,998)	(288,938)	(938)	(21,617)	-	(65,872)	(88,427)

Owners’ Capital, September 30, 2025	$3,686	$88,472	$2,611	$467,473	$562,242	$1,772	$41,286	$-	$121,625	$164,683

Owners’ Capital - Units, December 31, 2024	89	2,148	133	13,995	16,365	53	1,112	-	3,648	4,813

Redemption of Units (including transfers)	-	(25)	(67)	(2,160)	(2,252)	(7)	(21)	-	(274)	(302)

Owners’ Capital - Units, September 30, 2025	89	2,123	66	11,835	14,113	46	1,091	-	3,374	4,511

Net asset value per unit at December 31, 2024		$61.16		$57.87			$57.71		$54.82

Change in net asset value per unit for the nine months ended September 30, 2025		(19.49)		(18.37)			(19.84)		$(18.78)

Net asset value per unit at September 30, 2025		$41.67		$39.50			$37.87		$36.04

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Nine Months Ended September 30, 2025

	Frontier Long/Short Commodity Fund
	Class 2		Class 3	Class 2a		Class 3a
	Managing Owner	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Total

Owners’ Capital, December 31, 2024	$317	$4,984	$191,887	$3,909	$8,890	$607	$59,471	$270,065

Redemption of Units	-	-	(20,456)	(2,100)	(594)	-	(3,246)	(26,396)
in Owners’ Capital resulting from operations attributable to controlling interests	(93)	(1,465)	(53,739)	(569)	(2,458)	(170)	(16,108)	(74,602)

Owners’ Capital, September 30, 2025	$224	$3,519	$117,692	$1,240	$5,838	$437	$40,117	$169,067

Owners’ Capital - Units, December 31, 2024	7	106	3,906	123	280	18	1,759	6,199

Redemption of Units (including transfers)	-	-	(513)	(68)	(24)	-	(111)	(716)

Owners’ Capital - Units, September 30, 2025	7	106	3,393	55	256	18	1,648	5,483

Net asset value per unit at December 31, 2024		$46.82	$49.12		$31.72		$33.81

Change in net for the nine months ended September 30, 2025		(13.76)	(14.44)		(8.93)		(9.47)

Net asset value per unit at September 30, 2025		$33.06	$34.68		$22.79		$24.34

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Nine Months Ended September 30, 2025

	Frontier Balanced Fund
	Class 1	Class 1AP	Class 2		Class 2a		Class 3a
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Managing Owner	Limited Owners	Limited Owners	Total

Owners’ Capital, December 31, 2024	$2,478,195	$42,095	$29,935	$620,599	$13,359	$-	$134,062	$3,318,245

Redemption of Units	(394,784)	-	-	(44,556)	(10,000)	-	(30,259)	(479,599)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(794,035)	(12,609)	(8,966)	(188,199)	(1,253)	-	(40,059)	(1,045,121)

Owners’ Capital, September 30, 2025	$1,289,376	$29,486	$20,969	$387,844	$2,106	$-	$63,744	$1,793,525

Owners’ Capital - Units, December 31, 2024	47,196	587	310	6,416	158	-	1,595	56,262

Redemption of Units (including transfers)	(11,344)	-	-	(691)	(122)	-	(514)	(12,671)

Owners’ Capital - Units, September 30, 2025	35,852	587	310	5,725	36	-	1,081	43,591

Net asset value per unit at December 31, 2024	$52.51	$71.72		$96.71		$84.35	$84.06

Change in net asset value for the nine months ended September 30, 2025	(16.55)	(21.48)		(28.96)		(25.16)	(25.08)
Net asset value per unit at September 30, 2025	$35.96	$50.24		$67.75		$59.19	$58.98

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Changes in Owners’ Capital (Unaudited)

For the Nine Months Ended September 30, 2025

	Frontier Select Fund						Frontier Global Fund					Frontier Heritage Fund
	Class 1	Class 1AP	Class 2			Class 1	Class 2			Class 1	Class 1AP	Class 2
	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Managing Owner	Limited Owners	Total	Limited Owners	Limited Owners	Managing Owner	Limited Owners	Total
Owners’ Capital, December 31, 2024	$541,125	$6,004	$6,712	$25,912	$579,753	$859,439	$10,129	$21,240	$890,808	$1,064,870	$7,282	$13,334	$68,945	$1,154,431

Redemption of Units	(76,191)	-	(900)	(7,669)	(84,760)	(92,667)	(1,301)	-	(93,968)	(26,181)	-	(1,900)	-	(28,081)
Net increase/(decrease) in Owners’ Capital resulting from operations attributable to controlling interests	(98,924)	(915)	(927)	(6,640)	(107,406)	(311,589)	(3,263)	(7,857)	(322,709)	(399,282)	(2,657)	(4,187)	(25,160)	(431,286)

Owners’ Capital, September 30, 2025	$366,010	$5,089	$4,885	$11,603	$387,587	$455,183	$5,565	$13,383	$474,131	$639,407	$4,625	$7,247	$43,785	$695,064

Owners’ Capital - Units, December 31, 2024	14,181	115	97	374	14,767	7,152	49	104	7,305	12,751	64	87	452	13,354

Redemption of Units (including transfers)	(2,608)	-	(14)	(176)	(2,798)	(1,004)	(6)	-	(1,010)	(421)	-	(13)	-	(434)

Owners’ Capital - Units, September 30, 2025	11,573	115	83	198	11,969	6,148	43	104	6,295	12,330	64	74	452	12,920

Net asset value per unit at December 31, 2024	$38.16	$52.17		$69.23		$120.17		$204.73		$83.51	$114.16		$152.78
Change in net asset value per for the nine months ended September 30, 2025	(6.53)	(7.95)		(10.55)		(46.14)		(75.73)		(31.65)	(41.66)		(55.75)
Net asset value per unit at September 30, 2025	$31.63	$44.22		$58.68		$74.03		$129.00		$51.86	$72.50		$97.03

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2025 and 2024

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	9/30/2025	9/30/2024	9/30/2025	9/30/2024	9/30/2025	9/30/2024
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(288,938)	$58,532	$(88,427)	$20,815	$(74,602)	$(138,845)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	(2,965)	(5,067)	(614)	(2,528)	(770)	(3,299)
Net unrealized (gain)/loss on U.S. Treasury securities	(92)	(88)	(26)	(32)	(34)	(48)
Net realized (gain)/loss on U.S. Treasuries securities	1,234	1,436	451	569	515	959
Net unrealized (gain)/loss on private investment companies	(419,982)	(130,353)	11,432	(43,294)	(11,553)	(165,969)
Net realized (gain)/loss on private investment companies	675,666	29,404	60,335	(544)	75,171	292,941
(Purchases) sales of:
Sales of U.S. Treasury securities	2,006	3,519	620	1,371	774	2,649
U.S. Treasury interest and premium paid/amortized	1,762	3,253	665	1,277	623	1,788
(Purchases) of Private Investment Companies	(302,716)	(208,337)	(56,019)	(68,852)	(42,886)	(100,253)
Sale of Private Investment Companies	471,471	553,043	116,146	120,735	68,743	351,997
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	23,131	5,234	13,036	(167)	13,179	7,885
Interest receivable	86	167	62	31	69	128
Receivable from related parties	(305)	-	(113)	-	(91)	-
Redemptions receivable from private investment companies	(50,656)	(1)	(46,635)	-	(9,223)	-
Interest payable to Managing Owner	-	-	-	-	(15)	(19)
Due to Managing Owner	22,650	-	31,725	-	393	-
Trading fees payable to Managing Owner	(1,276)	(1,114)	(674)	(643)	(178)	(1,172)
Service fees payable to Managing Owner	(11)	(9)	(6)	(1)	(2)	(5)
Subscription in advance for service fee rebates	(22,650)	-	(31,725)	-	(393)	-
Other liabilities	116	14	(27)	29	(63)	(79)

Net cash provided by (used in) operating activities	108,531	309,633	10,206	28,766	19,657	248,658

Cash Flows from Financing Activities:
Payments for redemption of units	(103,158)	(362,379)	(14,131)	(37,646)	(26,396)	(284,281)
Change in owner redemptions payable	-	(816)	-	(2,600)	-	(483)

Net cash provided by (used in) financing activities	(103,158)	(363,195)	(14,131)	(40,246)	(26,396)	(284,764)

Net increase (decrease) in cash and cash equivalents	5,373	(53,562)	(3,925)	(11,480)	(6,739)	(36,106)

Cash and cash equivalents, beginning of period	30,763	98,119	17,336	25,514	17,526	50,991
Cash and cash equivalents, end of period	$36,136	$44,557	$13,411	$14,034	$10,787	$14,885

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2025 and 2024

	Frontier Balanced Fund		Frontier Select Fund
	9/30/2025	9/30/2024	9/30/2025	9/30/2024
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(1,045,121)	$34,723	$(107,406)	$25,106
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net realized (gain)/loss on futures, forwards and options	-	(14,434)	-	-
Net change in ownership allocation of U.S. Treasury securities	(5,375)	(1,436)	(228)	(772)
Net unrealized (gain)/loss on U.S. Treasury securities	(348)	(10)	(41)	(57)
Net realized (gain)/loss on U.S. Treasury securities	3,454	3,678	760	1,159
Net unrealized (gain)/loss on private investment companies	(527,370)	(300,844)	(60,295)	(54,941)
Net realized (gain)/loss on private investment companies	1,407,321	1,080	140,251	(14,318)
(Purchases) sales of:
Sales of U.S. Treasury securities	6,962	4,244	1,001	2,909
U.S. Treasury interest and premium paid/amortized	158	429	-	-
(Purchases) of Private Investment Companies	(386,429)	(1,054,864)	(103,652)	(277,118)
Sale of Private Investment Companies	1,491,319	1,293,855	224,987	309,770
Increase and/or decrease in:
Receivable from futures commission merchants	-	769,384	-	-
Investments in unconsolidated trading companies, at fair value	57,707	9,232	17,750	9,180
Payables to related parties	-	-	1,901	-
Interest receivable	175	369	123	191
Receivable from related parties	(915)	-	-	-
Redemptions receivable from private investment companies	(484,572)	-	(64,569)	-
Incentive fees payable to Managing Owner	-	(692)	-	-
Management fees payable to Managing Owner	-	(2,440)	-	-
Interest payable to Managing Owner	(491)	(111)	(208)	(31)
Trading fees payable to Managing Owner	(5,905)	(4,393)	(805)	(18)
Service fees payable to Managing Owner	(3,043)	(1,607)	(610)	(209)
Due to Managing Owner	419,795	-	22,914	-
Risk analysis fees payable	-	(11,307)	-	-
Subscriptions in advance for service fee rebates	(416,544)	9,452	(22,720)	218
Other liabilities	531	394	(275)	(58)

Net cash provided by (used in) operating activities	511,309	734,702	48,878	1,011

Cash Flows from Financing Activities:
Payments for redemption of units	(479,599)	(855,775)	(84,760)	(57,988)
Change in owner redemptions payable	-	12	12,276	1

Net cash provided by (used in) financing activities	(479,599)	(855,763)	(72,484)	(57,987)

Net increase (decrease) in cash and cash equivalents	31,710	(121,061)	(23,606)	(56,976)

Cash and cash equivalents, beginning of period	76,744	230,796	23,606	91,807
Cash and cash equivalents, end of period	$108,454	$109,735	$-	$34,831

The accompanying notes are an integral part of these consolidated financial statements.

The Series of Frontier Funds

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2025 and 2024

	Frontier Global Fund		Frontier Heritage Fund
	9/30/2025	9/30/2024	9/30/2025	9/30/2024
Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(322,709)	$51,011	$(431,286)	$(83,513)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in ownership allocation of U.S. Treasury securities	(531)	(802)	(968)	(2,659)
Net unrealized (gain)/loss on U.S. Treasury securities	(115)	(42)	(128)	(70)
Net realized (gain)/loss on U.S. Treasury securities	1,086	1,336	1,830	1,511
Net unrealized (gain)/loss on private investment companies	205,212	(33,920)	88,261	91,769
Net realized (gain)/loss on private investment companies	66,824	(104,169)	273,299	(106,924)
(Purchases) sale of:
Sales of U.S. Treasury Securities	2,283	2,629	2,855	3,166
(Purchases) of Private Investment Companies	(79,067)	(138,354)	(132,834)	(756,771)
Sale of Private Investment Companies	379,950	264,560	308,607	1,022,713
Increase and/or decrease in:
Investments in unconsolidated trading companies, at fair value	32,387	9,623	42,692	(4,299)
Interest receivable	179	186	223	80
Receivable from related parties	(182)	-	(295)	-
Redemptions receivable from private investment companies	(210,242)	-	(144,374)	-
Due to Managing Owner	166,551	-	92,174	-
Interest payable to Managing Owner	(274)	(170)	(348)	1
Trading fees payable to Managing Owner	(1,664)	(626)	(1,671)	(1,806)
Service fees payable to Managing Owner	(1,057)	(318)	(1,079)	(704)
Subscriptions in advance for service fee rebates	(165,999)	1,274	(90,457)	3,407
Other liabilities	(222)	(72)	(209)	159

Net cash provided by (used in) operating activities	72,410	52,146	6,292	166,060

Cash Flows from Financing Activities:
Payments for redemption of units	(93,968)	(107,069)	(28,081)	(199,961)
Change in owner redemptions payable	-	4	-	2

Net cash provided by (used in) financing activities	(93,968)	(107,065)	(28,081)	(199,959)

Net increase (decrease) in cash and cash equivalents	(21,558)	(54,919)	(21,789)	(33,899)

Cash and cash equivalents, beginning of period	43,072	85,804	56,774	88,561
Cash and cash equivalents, end of period	$21,514	$30,885	$34,985	$54,662

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

As of September 30, 2025, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into two separate Classes—Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund and Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Global Fund, separates Units into two separate Classes—Class 1 and Class 2. The Trust, with respect to the Frontier Balanced Fund, separates Units into five separate Classes—Class 1, Class 1AP, Class 2, Class 2a and Class 3a. The Trust, with respect to the Frontier Long/Short Commodity Fund, separates Units into four separate Classes—Class 2, Class 2a, Class 3 and Class 3a.

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

Receivable from Futures Commission Merchants—The Series of the Trust deposit assets with a FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust, with respect to the Series, earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of September 30, 2025 and December 31, 2024 included restricted cash for margin requirements of $0 and $0 respectively, for the Frontier Balanced Fund.

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

Income Taxes—The Trust, with respect to the Series, applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust, with respect to the Series’, consolidated financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Series for the quarter ended September 30, 2025.

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

Each Series is charged service fees as outlined above. In some cases, at the option of the Managing Owner, a portion of the service fee related to qualifying Series is rebated back to the investor in the form of additional units.

Since March 2017, the Fund has been closed, and the Series were not allowed to issue additional units. As such, a reserve was set aside by the Managing Owner to account for the purchase of additional units attributable to qualifying Series if the Fund opens and when the Series is allowed to sell shares again. This reserve is classified as subscriptions in advance for service fee rebates. As of September 30, 2025, the total is $0, $0, $0, $272, $118, $100 and $163 attributable to the Frontier Diversified, Long/Short Commodity, Masters, Balanced, Select, Global and Heritage Funds, respectively.

Effective September 30, 2025, the Managing Owner has determined that no future subscriptions relating to the qualifying Series will be offered and as a result, no additional units will be available to rebate investors. Due to this determination, the reserve will be transferred back to the Managing Owner.

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

Swap contracts are reported at fair value upon daily reports from the counterparty. In addition, a third party takes the inputs from the counterparty, makes certain adjustments, and runs it through their pricing model to come up with their daily price. The fair value measurements of the swap contracts are valued using unadjusted inputs that were not internally developed. The Managing Owner reviews and compares approves current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, as well as from the third party. Differences in prices exceeding 5% are investigated. Unexplainable differences are escalated to the Managing Owner’s Valuation Committee for evaluation and resolution. The Swap contracts are reported at fair value using Level 3 inputs. The Series did not hold any swap contracts as of September 30, 2025.

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

The following table summarizes the investments in each Series measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, as well as investments valued using the practical expedient (net asset value).

September 30, 2025	Practical Expedient	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$-	$-	$-	$-	$-
U.S. Treasury Securities	-	-	-	-	-
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	-	-	-	-	-
U.S. Treasury Securities	-	-	-	-	-
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	-	-	-	-	-
U.S. Treasury Securities	-	-	-	-	-
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	-	-	-	-	-
U.S. Treasury Securities	-	-	-	-	-
Frontier Select Fund			-
Investment in Unconsolidated Trading Companies	-	-	-	-	-
U.S. Treasury Securities	-	-	-	-	-
Frontier Global Fund			-
Investment in Unconsolidated Trading Companies	-	-	-	-	-
U.S. Treasury Securities	-	-	-	-	-
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	-	-	-	-	-
U.S. Treasury Securities	-	-	-	-	-

December 31, 2024	Practical Expedient	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Frontier Diversified Fund
Investment in Unconsolidated Trading Companies	$23,131	$-	$-	$-	$23,131
U.S. Treasury Securities	-	1,945	-	-	1,945
Frontier Masters Fund
Investment in Unconsolidated Trading Companies	13,036	-	-	-	13,036
U.S. Treasury Securities	-	1,096	-	-	1,096
Frontier Long/Short Commodity Fund
Investment in Unconsolidated Trading Companies	13,179	-	-	-	13,179
U.S. Treasury Securities	-	1,108	-	-	1,108
Frontier Balanced Fund
Investment in Unconsolidated Trading Companies	57,707	-	-	-	57,707
Open Trade Equity (Deficit)	-	-	-	-	-
U.S. Treasury Securities	-	4,851	-	-	4,851
Frontier Select Fund
Investment in Unconsolidated Trading Companies	17,750	-	-	-	17,750
U.S. Treasury Securities	-	1,492	-	-	1,492
Frontier Global Fund
Investment in Unconsolidated Trading Companies	32,387	-	-	-	32,387
U.S. Treasury Securities	-	2,723	-	-	2,723
Frontier Heritage Fund
Investment in Unconsolidated Trading Companies	42,692	-	-	-	42,692
U.S. Treasury Securities	-	3,589	-	-	3,589

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

The Managing Owner follows a procedure in selecting well-established financial institutions which the Managing Owner, in its sole discretion, considers to be reputable, reliable, financially responsible and well established to act as swap counterparties. The procedure includes due diligence review of documentation on all new and existing financial institution counterparties prior to initiation of the relationship, and quarterly ongoing review during the relationship, to ensure that counterparties meet the Managing Owner’s minimum credit requirements, the counterparty average rating being no less than an investment grade rating as defined by the rating agencies. As of September 30, 2025, none of the Trust’s assets were deposited with over-the-counter counterparties in order to initiate and maintain swaps or are recorded as collateral within the swap fair value within the Statements of Financial Condition.

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

The following table summarizes each of the Series’ investments in unconsolidated Trading Companies as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025		As of December 31, 2024
	Percentage of		Percentage of
	Series Total		Series Total
	Capital Invested in		Capital Invested in
Series	Unconsolidated Trading Companies	Fair Value	Unconsolidated Trading Companies	Fair Value

Frontier Diversified Series:
Frontier Trading Company XXXVIII	0.00%	$-	2.42%	$23,131
Frontier Masters Fund:
Frontier Trading Company XXXVIII	0.00%	$-	4.88%	$13,036
Frontier Long/Short Commodity Fund:
Frontier Trading Company XXXVIII	0.00%	$-	4.88%	$13,179
Frontier Balanced Fund:
Frontier Trading Company XXXVIII	0.00%	$-	1.74%	$57,707
Frontier Select Fund:
Frontier Trading Companies XXXVIII	0.00%	$-	3.06%	$17,750
Frontier Global Fund:
Frontier Trading Company XXXVIII	0.00%	$-	3.64%	$32,387
Frontier Heritage Fund:
Frontier Trading Company XXXVIII	0.00%	$-	3.70%	$42,692

*	The investment in Frontier Trading Company XXXVIII was sold as of September 30, 2025.

The following tables summarize each of the Series’ equity in earnings from unconsolidated Trading Companies and private investment companies for the three and nine months ended September 30, 2025 and 2024:

Three months ended September 30, 2025 and 2024

	Three Months Ended September, 2025				Three Months Ended September, 2024
	Trading	Realized	Change in Unrealized	Net Income	Trading	Realized	Change in Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Frontier Balanced Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(19,175)	$(19,175)	$-	$-	$(12,310)	$(12,310)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(588)	(24,224)	60,400	35,588	(1,340)	18,445	(281,935)	(264,830)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(330)	(635,604)	625,232	(10,702)	(952)	(11,684)	(52,774)	(65,410)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(950)	(67,469)	98,121	29,702	(3,152)	(9,169)	(173,815)	(186,136)
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(132)	(20,416)	6,421	(14,127)	(569)	(17,706)	6,295	(11,980)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(244)	(312,894)	262,480	(50,658)	(1,205)	5,693	(41,324)	(36,836)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	(128,638)	129,106	468	(2,382)	12,489	50,874	60,981
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC	(240)	(36,858)	172,118	135,020	(563)	2,777	7,035	9,249
Total	$(2,484)	$(1,226,103)	$1,334,703	$106,116	$(10,163)	$845	$(497,954)	$(507,272)

Frontier Global Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(4,647)	$(4,647)	$-	$-	$(4,576)	$(4,576)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(433)	(67,122)	102,253	34,698	(1,222)	11,311	(271,887)	(261,798)
Total	$(433)	$(67,122)	$97,606	$30,051	$(1,222)	$11,311	(276,463)	$(266,374)

Frontier Select Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(713)	$(713)	$-	$-	$(2,966)	$(2,966)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	(79,527)	79,756	229	(1,162)	1,521	27,386	27,745
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(70)	(4,057)	(5,148)	(9,275)	(161)	(2,711)	(2,030)	(4,902)
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC	(200)	(21,189)	150,057	128,668	(342)	(303)	(1,406)	(2,051)
Total	$(270)	$(104,773)	$223,952	$118,909	$(1,665)	$(1,493)	$20,984	$17,826

Frontier Heritage Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(9,469)	$(9,469)	$-	$-	$(5,246)	$(5,246)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(449)	(49,867)	81,700	31,384	(922)	5,536	(208,743)	(204,129)
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(177)	(71,201)	45,744	(25,634)	(461)	(975)	(11,074)	(12,510)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	(107,698)	107,959	261	(953)	(4,627)	26,858	21,278
Total	$(626)	$(228,766)	$225,934	$(3,458)	$(2,336)	$(66)	$(198,205)	$(200,607)

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(3,268)	$(3,268)	$-	$-	$(1,765)	$(1,765)
Galaxy Plus Fund - Rosetta Program Feeder Fund (522) LLC	30	(5,307)	(4,461)	(9,738)	(28)	(805)	(8,431)	(9,264)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	(49,889)	50,028	139	(735)	(134)	18,025	17,156
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC	(30)	-	30	-	-	(126,128)	86,347	(39,781)
Total	$-	$(55,196)	$42,329	$(12,867)	$(763)	$(127,067)	$94,176	$(33,654)

Frontier Diversified Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(7,627)	$(7,627)	$-	$-	$(3,929)	$(3,929)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(144)	(4,578)	12,353	7,631	(233)	4,817	(51,233)	(46,649)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(227)	(454,067)	446,975	(7,319)	(740)	(18,581)	(30,761)	(50,082)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(259)	(9,239)	16,551	7,053	(799)	(8,196)	(38,719)	(47,714)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(72)	(89,426)	74,312	(15,186)	(373)	1,600	(13,621)	(12,394)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	(56,157)	56,302	145	(961)	(4,862)	27,284	21,461
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC	(72)	(6,306)	36,410	30,032	(120)	905	299	1,084
Total	$(774)	$(619,773)	$635,276	$14,729	$(3,226)	$(24,317)	$(110,680)	$(138,223)

Frontier Masters Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(2,631)	$(2,631)	$-	$-	$(1,846)	$(1,846)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(99)	(14,650)	22,100	7,351	(200)	1,111	(43,607)	(42,696)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	(44,291)	44,395	104	(381)	(4,149)	13,751	9,221
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC	(28)	4,368	14,075	18,415	(61)	(205)	295	29
Total	$(127)	$(54,573)	$77,939	$23,239	$(642)	$(3,243)	$(31,407)	$(35,292)

Nine months ended September 30, 2025 and 2024

	Nine Months Ended September, 2025				Nine Months Ended September, 2024
	Trading	Realized	Change in Unrealized	Net Income	Trading	Realized	Change in Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Frontier Balanced Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(35,584)	$(35,584)	$-	$-	$(15,122)	$(15,122)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(2,006)	(9,048)	(268,411)	(279,465)	(4,653)	112,945	81,282	189,574
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(2,142)	(665,053)	534,267	(132,928)	(2,669)	(125,728)	169,738	41,341
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(3,872)	(91,080)	73,763	(21,189)	(7,330)	(59,650)	(38,481)	(105,461)
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(452)	(100,709)	60,142	(41,019)	(4,846)	(19,829)	(33,154)	(57,829)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(1,353)	(333,990)	86,036	(249,307)	(4,454)	31,676	(7,642)	19,580
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(2,673)	(163,931)	31,558	(135,046)	(7,975)	43,921	(1,141)	34,805
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(976)	(43,509)	23,488	(20,997)	(1,685)	15,585	164,158	178,058
Total	$(13,474)	$(1,407,320)	$505,259	$(915,535)	$(33,612)	$(1,080)	$319,638	$284,946

Frontier Global Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(10,000)	$(10,000)	$-	$-	$(4,760)	$(4,760)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,718)	(66,824)	(203,494)	(272,036)	(4,384)	104,169	38,304	138,089
Total	$(1,718)	$(66,824)	$(213,494)	$(282,036)	$(4,384)	$104,169	$33,544	$133,329

Frontier Select Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(4,806)	$(4,806)	$-	$-	$(2,193)	$(2,193)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,273)	(97,210)	33,649	(64,834)	(3,062)	19,003	(1,758)	14,183
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(197)	(16,246)	(6,145)	(22,588)	(1,169)	(5,395)	(16,725)	(23,289)
Galaxy Plus Fund – JL Cyril Systematic Feeder Fund (547) LLC	-	-	-	-	-	-	-	-
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(727)	(26,795)	34,954	7,432	(986)	710	78,640	78,364
Total	$(2,197)	$(140,251)	$57,652	$(84,796)	$(5,217)	$14,318	$57,964	$67,065

Frontier Heritage Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(19,029)	$(19,029)	$-	$-	$(6,847)	$(6,847)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(1,522)	(53,020)	(179,044)	(233,586)	(3,110)	125,191	(52,666)	69,415
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(537)	(103,653)	41,170	(63,020)	(3,590)	(9,607)	(52,352)	(65,549)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(1,228)	(116,627)	52,901	(64,954)	(2,746)	(8,660)	22,695	11,289
Total	$(3,287)	$(273,300)	$(104,002)	$(380,589)	$(9,446)	$106,924	$(89,170)	$8,308

Frontier Long/Short Commodity Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(5,871)	$(5,871)	$-	$-	$(1,265)	$(1,265)
Galaxy Plus Fund - Rosetta Program Feeder Fund (522) LLC	-	(7,519)	(15,866)	(23,385)	(331)	(44,199)	1,366	(43,164)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(789)	(67,651)	28,207	(40,233)	(2,375)	(22,555)	26,709	1,779
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC	(30)	-	30	-	(42)	(226,187)	140,644	(85,585)
Total	$(819)	$(75,170)	$6,500	$(69,489)	$(2,748)	$(292,941)	$167,454	$(128,235)

Frontier Diversified Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(13,645)	$(13,645)	$-	$-	$(4,770)	$(4,770)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(396)	(1,023)	(47,042)	(48,461)	(923)	79,650	(17,125)	61,602
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(1,592)	(470,229)	372,125	(99,696)	(2,001)	(95,179)	123,820	26,640
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(953)	(21,086)	16,056	(5,983)	(1,841)	(17,594)	(7,667)	(27,102)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(371)	(102,015)	34,529	(67,857)	(1,418)	11,249	(9,553)	278
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(743)	(71,538)	36,102	(36,179)	(2,909)	(10,725)	22,555	8,921
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(202)	(9,777)	12,472	2,493	(359)	3,195	27,775	30,611
Total	$(4,257)	$(675,668)	$410,597	$(269,328)	$(9,451)	$(29,404)	$135,035	$96,180

Frontier Masters Fund
Frontier Trading Company XXXVIII, LLC	$-	$-	$(5,045)	$(5,045)	$-	$-	$(1,813)	$(1,813)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	(328)	(15,169)	(32,011)	(47,508)	(675)	10,662	5,850	15,837
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(513)	(51,505)	24,648	(27,370)	(1,089)	(10,347)	17,599	6,163
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(95)	6,340	(3,133)	3,112	(214)	229	21,822	21,837
Total	$(936)	$(60,334)	$(15,541)	$(76,811)	$(1,978)	$544	$43,458	$42,024

The Series investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions Notice Period	Redemptions Permitted	Liquidity Restrictions

Frontier Diversified Fund
Multi-Strategy
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC*	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC*	24 hours	Daily	None

Frontier Masters Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Multi-Strategy
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None

Frontier Long/Short Commodity Fund*
Multi-Strategy
Galaxy Plus Fund - Rosetta Program Feeder Fund (522) LLC	24 hours	Daily	None

Frontier Balanced Fund
Multi-Strategy
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC*	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC*	24 hours	Daily	None

Frontier Select Fund
Multi-Strategy
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	24 hours	Daily	None

Frontier Global Fund
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

Frontier Heritage Fund
Multi-Strategy
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None

*	Effective October 1, 2025, Fort LP accessed through Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC and Quest Partners LLC accessed through Galaxy Plus Fund - Quest Feeder Fund (517) LLC both ceased to act as a commodity trading advisors to the Trust.

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

The following table summarizes fees earned by the Managing Owner for the three and nine months ended September 30, 2025 and 2024.

Three Months Ended September 30, 2025	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$57	$5,340
Frontier Masters Fund	-	-	25	3,301
Frontier Long/Short Commodity Fund	-	-	5	1,628
Frontier Balanced Fund	-	-	9,847	23,449
Frontier Select Fund	-	-	2,480	4,039
Frontier Global Fund	-	-	3,275	7,052
Frontier Heritage Fund	-	-	4,832	8,920

Three Months Ended September 30, 2024	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$116	$11,619
Frontier Masters Fund	-	-	52	6,483
Frontier Long/Short Commodity Fund	-	-	10	2,426
Frontier Balanced Fund	(10,755)	-	25,423	51,949
Frontier Select Fund	-	-	5,177	7,351
Frontier Global Fund	-	-	8,317	16,068
Frontier Heritage Fund	-	-	10,083	17,409

Nine Months Ended September 30, 2025	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$194	$19,433
Frontier Masters Fund	-	-	87	11,607
Frontier Long/Short Commodity Fund	-	-	17	5,187
Frontier Balanced Fund	-	-	38,293	88,345
Frontier Select Fund	-	-	8,347	13,578
Frontier Global Fund	-	-	12,614	27,088
Frontier Heritage Fund	-	-	17,314	31,681

Nine Months Ended September 30, 2024	Incentive (Rebate) Fees	Management Fee	Service Fee	Trading Fee

Frontier Diversified Fund	$-	$-	$375	$37,914
Frontier Masters Fund	-	-	165	21,442
Frontier Long/Short Commodity Fund	-	-	45	11,336
Frontier Balanced Fund	(10,755)	-	85,417	172,018
Frontier Select Fund	-	-	16,654	24,204
Frontier Global Fund	-	-	28,622	52,402
Frontier Heritage Fund	-	-	33,219	57,161

The following table summarizes fees payable to the Managing Owner as of September 30, 2025 and December 31, 2024.

As of September 30, 2025	Incentive (Rebate) Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$19	$1,781
Frontier Masters Fund	-	-	-	9	1,093
Frontier Long/Short Commodity Fund	-	-	3	1	517
Frontier Balanced Fund	-	-	209	2,886	7,291
Frontier Select Fund	-	-	7	868	1,397
Frontier Global Fund	-	-	47	1,048	2,320
Frontier Heritage Fund	-	-	77	1,416	2,869

As of December 31, 2024	Incentive (Rebate) Fees	Management Fees	Interest Fees	Service Fees	Trading Fees

Frontier Diversified Fund	$-	$-	$-	$30	$3,057
Frontier Masters Fund	-	-	-	15	1,767
Frontier Long/Short Commodity Fund	-	-	18	3	695
Frontier Balanced Fund	-	-	700	5,929	13,196
Frontier Select Fund	-	-	215	1,478	2,202
Frontier Global Fund	-	-	321	2,105	3,984
Frontier Heritage Fund	-	-	425	2,495	4,540

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

The following table outlines the interest paid by each Series to the Managing Owner and its ratio to average net assets for the three and nine months ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Three Months Ended	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets

Frontier Long/Short Commodity Fund Class 2	$1	$2	0.03%	0.03%
Frontier Long/Short Commodity Fund Class 3	28	66	0.02%	0.03%
Frontier Balanced Fund Class 1	801	2,387	0.06%	0.07%
Frontier Balanced Fund Class 1AP	17	36	0.06%	0.07%
Frontier Balanced Fund Class 2	237	557	0.06%	0.07%
Frontier Balanced Fund Class 2a	-	2	0.00%	0.01%
Frontier Balanced Fund Class 3a	8	34	0.01%	0.01%
Frontier Select Fund Class 1	189	745	0.06%	0.11%
Frontier Select Fund Class 1AP	2	8	0.05%	0.11%
Frontier Select Fund Class 2	8	48	0.06%	0.11%
Frontier Global Fund Class 1	336	991	0.08%	0.09%
Frontier Global Fund Class 2	14	35	0.08%	0.09%
Frontier Heritage Fund Class 1	578	1,240	0.09%	0.09%
Frontier Heritage Fund Class 1AP	4	8	0.09%	0.09%
Frontier Heritage Fund Class 2	45	94	0.09%	0.09%
Total	$2,268	$6,253

	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Nine Months Ended	Gross Amount Paid to the Managing Owner	Gross Amount Paid to the Managing Owner	Ratio to Average Net Assets	Ratio to Average Net Assets

Frontier Long/Short Commodity Fund Class 2	$3	$6	0.07%	0.08%
Frontier Long/Short Commodity Fund Class 3	103	326	0.07%	0.08%
Frontier Balanced Fund Class 1	3,673	6,679	0.21%	0.18%
Frontier Balanced Fund Class 1AP	67	94	0.21%	0.18%
Frontier Balanced Fund Class 2	1,003	1,543	0.21%	0.18%
Frontier Balanced Fund Class 2a	2	6	0.05%	0.04%
Frontier Balanced Fund Class 3a	38	101	0.04%	0.03%
Frontier Select Fund Class 1	1,030	2,419	0.28%	0.33%
Frontier Select Fund Class 1AP	12	24	0.27%	0.32%
Frontier Select Fund Class 2	53	158	0.28%	0.33%
Frontier Global Fund Class 1	1,465	2,986	0.26%	0.24%
Frontier Global Fund Class 2	57	100	0.26%	0.24%
Frontier Heritage Fund Class 1	2,395	3,199	0.31%	0.22%
Frontier Heritage Fund Class 1AP	17	21	0.31%	0.22%
Frontier Heritage Fund Class 2	186	260	0.31%	0.21%
Total	$10,104	$17,922

7. Financial Highlights

The following information presents the financial highlights of the Series for the three months ended September 30, 2025 and 2024. This data has been derived from the information presented in the consolidated financial statements.

For the three months ended September 30, 2025

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, June 30, 2025	$40.98	$38.82	$33.30	$31.67	$35.92	$24.63	$37.68	$26.29
Net operating results:
Interest income	0.03	0.03	0.03	0.03	0.03	0.02	0.03	0.02
Expenses	(0.41)	(0.38)	(0.77)	(0.73)	(0.32)	(0.22)	(0.33)	(0.23)
Net gain/(loss) on investments, net of non-controlling interests	1.07	1.03	5.31	5.07	(2.57)	(1.64)	(2.70)	(1.74)
Net income/(loss)	0.69	0.68	4.57	4.37	(2.86)	(1.84)	(3.00)	(1.95)
Net asset value, September 30, 2025	$41.67	$39.50	$37.87	$36.04	$33.06	$22.79	$34.68	$24.34

Ratios to average net assets
Net investment income/(loss)	-3.64%	-3.64%	-8.55%	-8.55%	-3.26%	-3.26%	-3.26%	-3.26%
Expenses before incentive fees (3)(4)	3.95%	3.95%	8.95%	8.95%	3.63%	3.63%	3.63%	3.63%
Expenses after incentive fees (3)(4)	3.95%	3.95%	8.95%	8.95%	3.63%	3.63%	3.63%	3.63%
Total return before incentive fees (2)	1.68%	1.75%	13.73%	13.81%	-7.95%	-7.46%	-7.95%	-7.41%
Total return after incentive fees (2)	1.68%	1.75%	13.73%	13.81%	-7.95%	-7.46%	-7.95%	-7.41%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2025	$34.44	$47.74	$64.38	$56.22	$56.03	$23.20	$32.19	$42.71
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(0.71)	(0.63)	(0.84)	(0.74)	(0.73)	(0.49)	(0.42)	(0.56)
Net gain/(loss) on investments, net of non-controlling interests	2.23	3.13	4.21	3.71	3.68	8.92	12.45	16.53
Net income/(loss)	1.52	2.50	3.37	2.97	2.95	8.43	12.03	15.97
Net asset value, September 30, 2025	$35.96	$50.24	$67.75	$59.19	$58.98	$31.63	$44.22	$58.68

Ratios to average net assets
Net investment income/(loss)	-8.22%	-5.21%	-5.21%	-5.21%	-5.21%	-7.68%	-4.66%	-4.66%
Expenses before incentive fees (3)(4)	8.23%	5.22%	5.22%	5.22%	5.22%	7.68%	4.66%	4.66%
Expenses after incentive fees (3)(4)	8.23%	5.22%	5.22%	5.22%	5.22%	7.68%	4.66%	4.66%
Total return before incentive fees (2)	4.43%	5.23%	5.23%	5.27%	5.27%	36.32%	37.37%	37.39%
Total return after incentive fees (2)	4.43%	5.23%	5.23%	5.27%	5.27%	36.32%	37.37%	37.39%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2025	$71.04	$122.84	$53.18	$73.79	$98.75
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(1.62)	(1.90)	(1.05)	(0.92)	(1.23)
Net gain/(loss) on investments, net of non-controlling interests	4.61	8.06	(0.27)	(0.37)	(0.49)
Net income/(loss)	2.99	6.16	(1.32)	(1.29)	(1.72)
Net asset value, September 30, 2025	$74.03	$129.00	$51.86	$72.50	$97.03

Ratios to average net assets
Net investment income/(loss)	-9.22%	-6.21%	-8.11%	-5.10%	-5.10%
Expenses before incentive fees (3)(4)	9.22%	6.21%	8.11%	5.10%	5.10%
Expenses after incentive fees (3)(4)	9.22%	6.21%	8.11%	5.10%	5.10%
Total return before incentive fees (2)	4.22%	5.01%	-2.48%	-1.75%	-1.74%
Total return after incentive fees (2)	4.22%	5.01%	-2.48%	-1.75%	-1.74%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the consolidated statements of operations of the Series.

(4)	Expense ratios do not include management and incentive fees charged at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

For the three months ended September 30, 2024

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, June 30, 2024	$78.69	$74.36	$77.32	$73.37	$61.35	$41.22	$64.36	$43.88
Net operating results:
Interest income	0.06	0.05	0.10	0.09	0.07	0.05	0.07	0.05
Expenses	(0.69)	(0.66)	(1.36)	(1.29)	(0.41)	(0.28)	(0.44)	(0.30)
Net gain/(loss) on investments, net of non-controlling interests	(7.93)	(7.43)	(7.56)	(7.14)	(5.79)	(3.78)	(6.07)	(3.99)
Net income/(loss)	(8.56)	(8.04)	(8.82)	(8.34)	(6.13)	(4.01)	(6.44)	(4.24)
Net asset value, September 30, 2024	$70.13	$66.32	$68.50	$65.03	$55.22	$37.21	$57.92	$39.64

Ratios to average net assets
Net investment income/(loss)	-3.47%	-3.47%	-7.11%	-7.11%	-2.37%	-2.37%	-2.37%	-2.37%
Expenses before incentive fees (3)(4)	3.78%	3.78%	7.66%	7.66%	2.84%	2.84%	2.84%	2.84%
Expenses after incentive fees (3)(4)	3.78%	3.78%	7.66%	7.66%	2.84%	2.84%	2.84%	2.84%
Total return before incentive fees (2)	-10.87%	-10.82%	-11.40%	-11.37%	-10.00%	-9.73%	-10.00%	-9.66%
Total return after incentive fees (2)	-10.87%	-10.82%	-11.40%	-11.37%	-10.00%	-9.73%	-10.00%	-9.66%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2024	$69.85	$93.98	$126.73	$110.41	$110.03	$46.87	$63.12	$83.75
Net operating results:
Interest income	0.00	0.00	0.16	0.00	0.00	0.00	0.00	0.00
Expenses	(1.08)	(0.80)	(45.78)	(0.94)	(0.94)	(0.80)	(0.62)	(0.82)
Net gain/(loss) on investments, net of non-controlling interests	(7.27)	(9.81)	31.32	(11.47)	(11.42)	1.24	1.70	2.25
Net income/(loss)	(8.35)	(10.61)	(14.30)	(12.41)	(12.36)	0.44	1.08	1.43
Net asset value, September 30, 2024	$61.50	$83.37	$112.43	$98.00	$97.67	$47.31	$64.20	$85.18

Ratios to average net assets
Net investment income/(loss)	-7.38%	-4.38%	-4.38%	-4.38%	-4.38%	-6.97%	-3.97%	-3.97%
Expenses before incentive fees (3)(4)	7.63%	4.63%	4.63%	4.63%	4.63%	6.97%	3.97%	3.97%
Expenses after incentive fees (3)(4)	7.39%	4.39%	4.39%	4.39%	4.39%	6.97%	3.97%	3.97%
Total return before incentive fees (2)	-12.19%	-11.53%	-11.53%	-11.48%	-11.47%	0.94%	1.71%	1.71%
Total return after incentive fees (2)	-11.95%	-11.29%	-11.29%	-11.24%	-11.23%	0.94%	1.71%	1.71%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, June 30, 2024	$176.04	$295.42	$115.97	$156.15	$208.98
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(3.66)	(3.86)	(1.80)	(1.56)	(2.09)
Net gain/(loss) on investments, net of non-controlling interests	(34.67)	(58.70)	(14.56)	(19.45)	(26.03)
Net income/(loss)	(38.33)	(62.56)	(16.36)	(21.01)	(28.12)
Net asset value, September 30, 2024	$137.71	$232.86	$99.61	$135.14	$180.86

Ratios to average net assets
Net investment income/(loss)	-9.70%	-6.07%	-6.90%	-4.42%	-4.42%
Expenses before incentive fees (3)(4)	9.70%	6.07%	6.90%	4.42%	4.42%
Expenses after incentive fees (3)(4)	9.70%	6.07%	6.90%	4.42%	4.42%
Total return before incentive fees (2)	-21.77%	-21.18%	-14.11%	-13.46%	-13.46%
Total return after incentive fees (2)	-21.77%	-21.18%	-14.11%	-13.46%	-13.46%

(1)	Interest income and expenses per unit are calculated by dividing these amounts by the average number of units outstanding during the period. The net gain/(loss) on investments, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Impact of incentive fee computed using average net assets, otherwise computed using average units outstanding during the period prior to the effects of any non-controlling transactions. An owner’s total returns may vary from the above returns based on the timing of contributions and withdrawals.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the consolidated statements of operations of the Series.

(4)	Expense ratios do not include management and incentive fees charged at the Galaxy Plus entities. The ratios would have been higher had those expenses been included. The impact of those fees is included in the total return.

For the nine months ended September 30, 2025

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2024	$61.16	$57.87	$57.71	$54.82	$46.82	$31.72	$49.12	$33.81
Net operating results:
Interest income	0.12	0.12	0.15	0.14	0.11	0.08	0.12	0.08
Expenses	(1.39)	(1.33)	(2.66)	(2.54)	(0.96)	(0.66)	(1.01)	(0.70)
Net gain/(loss) on investments, net of non-controlling interests	(18.22)	(17.16)	(17.33)	(16.38)	(12.91)	(8.35)	(13.55)	(8.85)
Net income/(loss)	(19.49)	(18.37)	(19.84)	(18.78)	(13.76)	(8.93)	(14.44)	(9.47)
Net asset value, September 30, 2025	$41.67	$39.50	$37.87	$36.04	$33.06	$22.79	$34.68	$24.34

Ratios to average net assets
Net investment income/(loss)	-3.64%	-3.64%	-8.24%	-8.24%	-2.92%	-2.92%	-2.92%	-2.92%
Expenses before incentive fees (3)(4)	3.99%	3.99%	8.73%	8.73%	3.31%	3.31%	3.31%	3.31%
Expenses after incentive fees (3)(4)	3.99%	3.99%	8.73%	8.73%	3.31%	3.31%	3.31%	3.31%
Total return before incentive fees (2)	-31.87%	-31.74%	-34.37%	-34.25%	-29.38%	-28.15%	-29.39%	-28.00%
Total return after incentive fees (2)	-31.87%	-31.74%	-34.37%	-34.25%	-29.38%	-28.15%	-29.39%	-28.00%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2024	$52.51	$71.72	$96.71	$84.35	$84.06	$38.16	$52.17	$69.23
Net operating results:
Interest income	0.00	0.00	0.01	0.00	0.00	0.00	0.00	0.00
Expenses	(2.41)	(2.08)	(2.82)	(2.73)	(2.48)	(1.58)	(1.32)	(1.80)
Net gain/(loss) on investments, net of non-controlling interests	(14.14)	(19.40)	(26.15)	(22.43)	(22.60)	(4.95)	(6.63)	(8.75)
Net income/(loss)	(16.55)	(21.48)	(28.96)	(25.16)	(25.08)	(6.53)	(7.95)	(10.55)
Net asset value, September 30, 2025	$35.96	$50.24	$67.75	$59.19	$58.98	$31.63	$44.22	$58.68

Ratios to average net assets
Net investment income/(loss)	-8.11%	-5.12%	-5.12%	-5.12%	-5.12%	-7.58%	-4.59%	-4.59%
Expenses before incentive fees (3)(4)	8.12%	5.13%	5.13%	5.13%	5.13%	7.58%	4.59%	4.59%
Expenses after incentive fees (3)(4)	8.12%	5.13%	5.13%	5.13%	5.13%	7.58%	4.59%	4.59%
Total return before incentive fees (2)	-31.51%	-29.95%	-29.95%	-29.83%	-29.83%	-17.12%	-15.24%	-15.24%
Total return after incentive fees (2)	-31.51%	-29.95%	-29.95%	-29.83%	-29.83%	-17.12%	-15.24%	-15.24%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2024	$120.17	$204.73	$83.51	$114.16	$152.78
Net operating results:
Interest income	0.00	0.00	0.00	0.00	0.00
Expenses	(5.93)	(6.82)	(3.70)	(3.20)	(4.29)
Net gain/(loss) on investments, net of non-controlling interests	(40.21)	(68.91)	(27.95)	(38.46)	(51.46)
Net income/(loss)	(46.14)	(75.73)	(31.65)	(41.66)	(55.75)
Net asset value, September 30, 2025	$74.03	$129.00	$51.86	$72.50	$97.03

Ratios to average net assets
Net investment income/(loss)	-9.19%	-6.19%	-8.05%	-5.05%	-5.05%
Expenses before incentive fees (3)(4)	9.19%	6.19%	8.05%	5.05%	5.05%
Expenses after incentive fees (3)(4)	9.19%	6.19%	8.05%	5.05%	5.05%
Total return before incentive fees (2)	-38.39%	-36.99%	-37.90%	-36.49%	-36.49%
Total return after incentive fees (2)	-38.39%	-36.99%	-37.90%	-36.49%	-36.49%

For the nine months ended September 30, 2024

	Frontier Diversified Fund		Frontier Masters Fund		Frontier Long/Short Commodity Fund
	Class 2	Class 3	Class 2	Class 3	Class 2	Class 2a	Class 3	Class 3a
Per unit operating performance (1)
Net asset value, December 31, 2023	$68.18	$64.35	$65.39	$61.96	$72.74	$48.36	$76.31	$51.42
Net operating results:
Interest income	0.17	0.16	0.25	0.24	0.21	0.15	0.23	0.15
Expenses	(2.10)	(1.99)	(4.32)	(4.10)	(1.37)	(0.93)	(1.47)	(0.98)
Net gain/(loss) on investments, net of non-controlling interests	3.88	3.80	7.18	6.93	(16.36)	(10.37)	(17.15)	(10.95)
Net income/(loss)	1.95	1.97	3.11	3.07	(17.52)	(11.15)	(18.39)	(11.78)
Net asset value, September 30, 2024	$70.13	$66.32	$68.50	$65.03	$55.22	$37.21	$57.92	$39.64

Ratios to average net assets
Net investment income/(loss)	-3.43%	-3.43%	-7.21%	-7.21%	-2.40%	-2.40%	-2.40%	-2.40%
Expenses before incentive fees (3)(4)	3.74%	3.74%	7.66%	7.66%	2.84%	2.84%	2.84%	2.84%
Expenses after incentive fees (3)(4)	3.74%	3.74%	7.66%	7.66%	2.84%	2.84%	2.84%	2.84%
Total return before incentive fees (2)	2.87%	3.06%	4.76%	4.95%	-24.09%	-23.05%	-24.09%	-22.90%
Total return after incentive fees (2)	2.87%	3.06%	4.76%	4.95%	-24.09%	-23.05%	-24.09%	-22.90%

	Frontier Balanced Fund					Frontier Select Fund
	Class 1	Class 1AP	Class 2	Class 2a	Class 3a	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2023	$62.63	$83.01	$111.93	$97.44	$97.10	$45.97	$60.98	$80.92
Net operating results:
Interest income	0.01	0.01	0.01	0.01	0.01	-	-	-
Expenses	(3.70)	(2.91)	(3.93)	(3.42)	(3.42)	(2.56)	(1.97)	(2.62)
Net gain/(loss) on investments, net of non-controlling interests	2.56	3.26	4.42	3.97	3.98	3.90	5.19	6.88
Net income/(loss)	(1.13)	0.36	0.50	0.56	0.57	1.34	3.22	4.26
Net asset value, September 30, 2024	$61.50	$83.37	$112.43	$98.00	$97.67	$47.31	$64.20	$85.18

Ratios to average net assets
Net investment income/(loss)	-7.36%	-4.35%	-4.35%	-4.35%	-4.35%	-7.08%	-4.07%	-4.07%
Expenses before incentive fees (3)(4)	7.59%	4.58%	4.58%	4.58%	4.58%	7.08%	4.07%	4.07%
Expenses after incentive fees (3)(4)	7.37%	4.36%	4.36%	4.36%	4.36%	7.08%	4.07%	4.07%
Total return before incentive fees (2)	-2.01%	0.22%	0.23%	0.36%	0.37%	2.91%	5.28%	5.27%
Total return after incentive fees (2)	-1.80%	0.44%	0.45%	0.57%	0.59%	2.91%	5.28%	5.27%

	Frontier Global Fund		Frontier Heritage Fund
	Class 1	Class 2	Class 1	Class 1AP	Class 2
Per unit operating performance (1)
Net asset value, December 31, 2023	$134.60	$222.53	$106.45	$141.20	$188.97
Net operating results:
Interest income	-	-	-	-	-
Expenses	(10.32)	(11.01)	(6.54)	(5.37)	(7.17)
Net gain/(loss) on investments, net of non-controlling interests	13.43	21.34	(0.30)	(0.69)	(0.94)
Net income/(loss)	3.11	10.33	(6.84)	(6.06)	(8.11)
Net asset value, September 30, 2024	$137.71	$232.86	$99.61	$135.14	$180.86

Ratios to average net assets
Net investment income/(loss)	-8.35%	-5.34%	-7.76%	-4.75%	-4.75%
Expenses before incentive fees (3)(4)	8.35%	5.34%	7.76%	4.75%	4.75%
Expenses after incentive fees (3)(4)	8.35%	5.34%	7.76%	4.75%	4.75%
Total return before incentive fees (2)	2.31%	4.64%	-6.43%	-4.29%	-4.29%
Total return after incentive fees (2)	2.31%	4.64%	-6.43%	-4.29%	-4.29%

8. Derivative Instruments and Hedging Activities

The Series’ primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Series do not enter into or hold positions for hedging purposes as defined under ASC 815, Derivatives and Hedging (“ASC 815”). The detail of the fair value of the Series’ derivatives by instrument types as of September 30, 2025 and 2024 is included in the consolidated condensed schedules of investments. See Note 4 for further disclosure related to each Series’ position in swap contracts.

The following tables summarize the monthly averages of futures contracts bought and sold for each respective Series of the Trust:

For the Three Months Ended September 30, 2025

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	-	-

For the Three Months Ended September 30, 2024

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	-	-

For the Nine Months Ended September 30, 2025

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	-	-

For the Nine Months Ended September 30, 2024

Monthly average contracts:

	Bought	Sold

Frontier Balanced Fund	-	-

The following tables summarize the consolidated trading revenues for the three and nine months ended September 30, 2025 and 2024 by sector:

Realized Trading Revenue from Futures, Forwards and Options

for the Three Months Ended September 30, 2025

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

for the Nine Months Ended September 30, 2025

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

for the Three Months Ended September 30, 2025

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

for the Nine Months Ended September 30, 2025

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

The following tables present gross and net information about the Series’ assets and liabilities subject to master netting arrangements as disclosed on the consolidated statements of financial condition as of September 30, 2025 and December 31, 2024.

As of September 30, 2025

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

From October 1, 2025 through November 14, 2025, Frontier Balanced Fund, Frontier Diversified Fund, Frontier Heritage Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Select Fund and Frontier Global Fund paid $121,414, $6,327, $31,763, $3,440, $0, $25,001 and $49,672, respectively, in redemptions.

In addition during Q4 2025, Frontier Balanced Fund, Frontier Diversified Fund, Frontier Heritage Fund, Frontier Long/Short Commodity Fund, Frontier Masters Fund, Frontier Select Fund and Frontier Global Fund processed the payout of $419,802, $22,650, $92,179, $393, $31,725, $23,009, and $166,600, respectively, to the Managing Owner.

Effective October 1, 2025, Fort LP accessed through Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC and Quest Partners LLC accessed through Galaxy Plus Fund - Quest Feeder Fund (517) LLC both ceased to act as a commodity trading advisors to the Trust.

Frontier Funds

Combined Consolidated Statements of Financial Condition

September 30, 2025 (Unaudited) and December 31, 2024

	September 30, 2025	December 31, 2024

ASSETS

Cash and cash equivalents	$225,287	$265,821
U.S. Treasury securities, at fair value	-	16,804
Investments in private investment companies, at fair value	3,806,250	7,948,324
Interest receivable	467	1,384
Receivable from related parties	1,901	-
Redemptions receivable from private investment companies	1,010,271	-

Total Assets	$5,044,176	$8,232,333

LIABILITIES & CAPITAL

LIABILITIES
Redemptions payable	$12,276	$-
Interest payable to Managing Owner	343	1,679
Trading fees payable to Managing Owner	17,268	29,441
Service fees payable to Managing Owner	6,247	12,055
Due to Managing Owner	756,202	-
Subscriptions in advance for service fee rebates	653	751,141
Payables to related parties	1,901	-
Other liabilities	2,987	3,136

Total Liabilities	797,877	797,452

OWNERS’ CAPITAL
Managing Owner Units	50,742	94,505
Limited Owner Units	4,195,557	7,340,376

Total Owners’ Capital	4,246,299	7,434,881

Total Liabilities and Owners’ Capital	$5,044,176	$8,232,333

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Condensed Schedule of Investments (Unaudited)

September 30, 2025

		% of Total Capital
	Fair Value	(Net Asset Value)

PRIVATE INVESTMENT COMPANIES (1)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	$562,500	13.25%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	900,000	21.19%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	1,862,500	43.86%
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	331,250	7.80%
Galaxy Plus Fund - Rosetta Program Feeder Fund (522) LLC	150,000	3.53%
Total Private Investment Companies	$3,806,250	89.63%

(1)	See Notes to Combined Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Condensed Schedule of Investments

December 31, 2024

		% of Total Capital
Description	Fair Value	(Net Asset Value)
PRIVATE INVESTMENT COMPANIES (1)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	$468,664	6.30%
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	569,788	7.66%
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	980,537	13.19%
Galaxy Plus Fund - Quest Fit Feeder Fund (535) LLC	199,882	2.69%
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	996,844	13.41%
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	3,243,699	43.63%
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	792,979	10.67%
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	543,117	7.30%
Galaxy Plus Fund - Rosetta Program Feeder Fund (522) LLC	152,814	2.06%
Total Private Investment Companies	$7,948,324	106.91%

U.S. TREASURY SECURITIES

FACE VALUE	Fair Value

US Treasury Note 6.875% due 08/15/2025	16,804	0.23%
Total U.S. Treasury Securities	$16,804	0.23%

(1)	See Notes to Combined Consolidated Financial Statements, Note 5.

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Statements of Operations (Unaudited)

For the Three Months Ended September 30, 2025 and 2024

	September 30, 2025	September 30, 2024

Investment income:
Interest - net	$778	$2,034

Total Income	778	2,034

Expenses:
Incentive Fees (rebate)	-	(10,755)
Service Fees - Class 1	20,521	49,178
Due Diligence Fees	227	514
Trading Fees	53,729	113,305

Total Expenses	74,477	152,242

Investment income/(loss) - net	(73,699)	(150,208)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	2,650,024	(997,748)
Net realized gain/(loss) on private investment companies	(2,373,302)	(165,847)
Net realized gain/(loss) on U.S. Treasury securities	(2,729)	(3,355)
Net unrealized gain/(loss) on U.S. Treasury securities	1,014	82

Net gain/(loss) on investments	275,007	(1,166,868)

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$201,308	$(1,317,076)

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Statements of Operations (Unaudited)

For the Nine Months Ended September 30, 2025 and 2024

	September 30, 2025	September 30, 2024

Investment income:
Interest - net	$3,208	$6,747

Total Income	3,208	6,747

Expenses:
Incentive Fees (rebate)	-	(10,755)
Service Fees - Class 1	76,866	164,497
Due Diligence Fees	814	1,710
Trading Fees	196,919	376,477

Total Expenses	274,599	531,929

Investment income/(loss) - net	(271,391)	(525,182)

Realized and unrealized gain/(loss) on investments:
Net unrealized gain/(loss) on private investment companies	657,260	625,449
Net realized gain/(loss) on private investment companies	(2,735,812)	(122,137)
Net realized gain/(loss) on U.S. Treasury securities	(9,330)	(10,648)
Net unrealized gain/(loss) on U.S. Treasury securities	784	347

Net gain/(loss) on investments	(2,087,098)	493,011

NET INCREASE/(DECREASE) IN OWNERS’ CAPITAL RESULTING FROM OPERATIONS	$(2,358,489)	$(32,171)

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds

Combined Consolidated Statements of Changes in Owners’ Capital (Unaudited)
For the Three Months Ended September 30, 2025

	Managing Owner	Limited Owners	Total

Owners’ Capital, June 30, 2025	$47,962	$4,291,498	$4,339,460

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	-	(294,469)	(294,469)
Net increase/(decrease) in Owners’ Capital resulting from operations	2,780	198,528	201,308

Owners’ Capital, September 30, 2025	$50,742	$4,195,557	$4,246,299

Frontier Funds

Combined Consolidated Statements of Changes in Owners’ Capital (Unaudited)
For the Nine Months Ended September 30, 2025

	Managing Owner	Limited Owners	Total

Owners’ Capital, December 31, 2024	$94,505	$7,340,376	$7,434,881

Sale of Units (including transfers)	-	-	-
Redemption of Units (including transfers)	(20,350)	(809,743)	(830,093)
Net increase/(decrease) in Owners’ Capital resulting from operations	(23,413)	(2,335,076)	(2,358,489)

Owners’ Capital, September 30, 2025	$50,742	$4,195,557	$4,246,299

The accompanying notes are an integral part of these combined consolidated financial statements.

Frontier Funds
Combined Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2025 and 2024

	September 30, 2025	September 30, 2024

Cash Flows from Operating Activities:
Net increase/(decrease) in capital resulting from operations	$(2,358,489)	$(32,171)
Adjustments to reconcile net increase/(decrease) in capital resulting from operations to net cash provided by (used in) operating activities:
Change in:
Net change in open trade equity	-	(14,434)
Net change in ownership allocation of U.S. Treasury Securities	(11,450)	(16,564)
Net unrealized (gain)/loss on private investment companies	(657,260)	(625,449)
Net realized (gain)/loss on private investment companies	2,735,812	122,137
Net unrealized (gain)/loss on U.S. Treasury securities	(784)	(347)
Net realized (gain)/loss on U.S. Treasuries securities	9,330	10,648
(Purchases) sales of:
Sales of U.S. Treasury securities	16,500	20,488
(Purchases) of Private Investment Companies	(997,700)	(2,604,630)
Sales of Private Investment Companies	3,061,222	3,916,672
U.S. Treasury interest and premium paid/amortized	3,208	6,747
Increase and/or decrease in:
Receivable from futures commission merchants	-	769,384
Due to Managing Owner	756,202	-
Interest receivable	917	1,152
Receivable from related parties	(1,901)	-
Redemptions receivable from private investment companies	(1,010,271)	(1)
Incentive fees payable to Managing Owner	-	(692)
Management fees payable to Managing Owner, net of change in receivable	-	(2,440)
Interest payable to Managing Owner	(1,336)	(330)
Trading fees payable to Managing Owner	(12,173)	(9,772)
Service fees payable to Managing Owner	(5,808)	(2,853)
Risk analysis fees payable	-	(11,307)
Payables to related parties	1,901	-
Subscriptions in advance for service fee rebates	(750,488)	14,351
Other liabilities	(149)	387

Net cash provided by operating activities	777,283	1,540,976

Cash Flows from Financing Activities:
Payment for redemption of capital	(830,093)	(1,905,099)
Redemptions payable	12,276	(3,880)

Net cash provided by (used in) financing activities	(817,817)	(1,908,979)

Net increase (decrease) in cash and cash equivalents	(40,534)	(368,003)

Cash and cash equivalents, beginning of period	265,821	671,592
Cash and cash equivalents, end of period	$225,287	$303,589

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

As of September 30, 2025, the Trust, with respect to the Frontier Diversified Fund and Frontier Masters Fund, separates Units into two separate Classes—Class 2, and Class 3. The Trust, with respect to the Frontier Select Fund and Frontier Heritage Fund separates Units into three separate Classes—Class 1, Class 2 and Class 1AP. The Trust, with respect to the Frontier Global Fund, separates Units into two separate Classes—Class 1 and Class 2. The Trust, with respect to the Frontier Balanced Fund, separates Units into five separate Classes—Class 1, Class 1AP, Class 2, Class 2a and Class 3a. The Trust, with respect to the Frontier Long/Short Commodity Fund, separates Units into four separate Classes—Class 2, Class 2a, Class 3 and Class 3a.

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

Receivable from Futures Commission Merchants—The Trust deposits assets with an FCM subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such FCM. The Trust earns interest income on its assets deposited with the FCM. A portion of the receivable is restricted cash required to meet maintenance margin requirements. Cash with the clearing broker as of September 30, 2025 and December 31, 2024 included restricted cash for margin requirements of $0 and $0 for the Frontier Balanced Fund.

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

Income Taxes—The Trust applies the provisions of ASC 740 Income Taxes (“ASC 740”), which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the combined consolidated financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Trust’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Trust’s level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Owner has concluded there is no tax expense, interest or penalties to be recorded by the Trust for the quarter ended September 30, 2025.

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

Each Series is charged service fees as outlined above. In some cases, at the option of the Managing Owner, a portion of the service fee related to qualifying Series is rebated back to the investor in the form of additional units.

Since March 2017, the Fund has been closed, and the Series were not allowed to issue additional units. As such, a reserve was set aside by the Managing Owner to account for the purchase of additional units attributable to qualifying Series if the Fund opens and when the Series is allowed to sell shares again.  This reserve is classified as subscriptions in advance for service fee rebates. As of September 30, 2025, the total is $653 and $751,141 as of September 30, 2025 and December 31, 2024, respectively.

Effective September 30, 2025, the Managing Owner has determined that no future subscriptions relating to the qualifying Series will be offered and as a result, no additional units will be available to rebate investors. Due to this determination, the reserve will be transferred back to the Managing Owner.

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

The Trust uses the following methodologies to value instruments within its financial asset portfolio at fair value:

Trading Securities. These instruments include open trade equity positions (futures contracts) that are actively traded on public markets with quoted pricing for corroboration. Futures contracts are reported at fair value using Level 1 inputs. Trading securities instruments further include open trade equity positions (trading options and currency forwards) that are quoted prices for identical or similar assets that are not traded on active markets. Trading options and currencies are reported at fair value using Level 2 inputs. As of September 30, 2025, the Trust did not hold any open trade equity position.

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

Swap contracts are reported at fair value upon daily reports from the counterparty. In addition, a third party takes the inputs from the counterparty, makes certain adjustments, and runs it through their pricing model to come up with their daily price. The fair value measurements of the swap contracts are valued using unadjusted inputs that were not internally developed. The Managing Owner reviews and compares approved current day pricing of the CTA positions, as received from the counterparty which includes intra-day volatility and volume and daily index performance, as well as from the third party. Differences in prices exceeding 5% are investigated. Unexplainable differences are escalated to the Managing Owner’s Valuation Committee for evaluation and resolution. The Swap Contracts are reported at fair value using Level 3 inputs. The Trust did not hold any swap contacts as of September 30, 2025.

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

The following table summarizes the instruments that comprise the Trust’s combined consolidated financial asset portfolio, in aggregate, measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2025	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$-	$-	$-	$-
U.S. Treasury Securities	-	-	-	-

December 31, 2024	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Fair Value
Open Trade Equity (Deficit)	$-	$-	$-	$-
U.S. Treasury Securities	16,804	-	-	16,804

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

The following table summarizes the Trust’s equity in earnings from each of the private investment companies during the three and nine months ended September 30, 2025 and 2024:

Three Months Ended September 30, 2025 and 2024

	Three Months Ended September, 2025				Three Months Ended September, 2024
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(1,713)	$(160,441)	$278,806	$116,652	$(3,917)	$41,218	$(857,403)	$(820,102)
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC	(557)	(1,089,671)	1,072,207	(18,021)	(1,692)	(30,264)	(83,536)	(115,492)
Galaxy Plus Fund - Rosetta Program Feeder Fund (522) LLC	30	(5,308)	(4,461)	(9,739)	(28)	(805)	(8,430)	(9,263)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(1,209)	(76,708)	114,672	36,755	(3,951)	(17,365)	(212,534)	(233,850)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC	(316)	(402,319)	336,792	(65,843)	(1,578)	7,293	(54,944)	(49,229)
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC	-	(16,996)	(30,534)	(47,530)	-	(21,817)	(10,821)	(32,638)
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(379)	(95,674)	47,017	(49,036)	(1,191)	(21,391)	(6,811)	(29,393)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	-	(466,200)	467,546	1,346	(6,574)	238	164,178	157,842
Galaxy Plus Fund - Volt Diversified Alpha Feeder Fund (550) LLC*	(30)	-	30	-	-	(126,128)	86,346	(39,782)
Galaxy Plus Fund – Quantica Managed Futures Master Fund (507) LLC	(540)	(59,985)	372,660	312,135	(1,086)	3,174	6,223	8,311

Total	$(4,714)	$(2,373,302)	$2,654,735	$276,719	$(20,017)	$(165,847)	$(977,732)	$(1,163,596)

Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September, 2025				Nine Months Ended September, 2024
			Change in				Change in
	Trading	Realized	Unrealized	Net Income	Trading	Realized	Unrealized	Net Income
	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)	Commissions	Gain/(Loss)	Gain/(Loss)	(Loss)
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	$(5,970)	$(145,084)	$(730,002)	$(881,056)	$(13,745)	$432,617	$55,645	$474,517
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC*	(3,734)	(1,135,282)	906,392	(232,624)	(4,670)	(220,907)	293,558	67,981
Galaxy Plus Fund - Rosetta Program Feeder Fund (522) LLC	-	(7,519)	(15,866)	(23,385)	(331)	(44,199)	1,366	(43,164)
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	(4,825)	(112,166)	89,819	(27,172)	(9,171)	(77,244)	(46,148)	(132,563)
Galaxy Plus Fund - Quest Feeder Fund (517) LLC*	(1,724)	(436,005)	120,565	(317,164)	(5,872)	42,925	(17,195)	19,858
Galaxy Plus Fund - Quest FIT Feeder Fund (535) LLC*	-	(36,945)	(57,035)	(93,980)	-	(24,667)	(12,103)	(36,770)
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	(1,186)	(220,608)	95,167	(126,627)	(9,605)	(34,831)	(102,231)	(146,667)
Galaxy Plus Fund - Welton GDP Feeder Fund (538) LLC	(7,219)	(568,462)	207,065	(368,616)	(20,156)	10,637	86,659	77,140
Galaxy Plus Fund – Volt Diversified Alpha Feeder Fund (550) LLC*	(30)	-	30	-	(42)	(226,187)	140,644	(85,585)
Galaxy Plus Fund - Quantica Managed Futures Master Fund (507) LLC	(2,000)	(73,741)	67,781	(7,960)	(3,244)	19,719	292,395	308,870

Total	$(26,688)	$(2,735,812)	$683,916	$(2,078,584)	$(66,836)	$(122,137)	$692,590	$503,617

*	Effective October 1, 2025, Fort LP accessed through Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC and Quest Partners LLC accessed through Galaxy Plus Fund - Quest Feeder Fund (517) LLC and Galaxy Plus Fund – Quest FIT Feeder Fund all ceased to act as a commodity trading advisors to the Trust.

The Trust’s investments in private investment companies have certain redemption and liquidity restrictions which are described in the following table:

	Redemptions	Redemptions	Liquidity
	Notice Period	Permitted	Restrictions

Frontier Funds
Multi-Strategy
Galaxy Plus Fund - Quantica Managed Futures Feeder Fund (507) LLC	24 hours	Daily	None
Galaxy Plus Fund - Rosetta Program Feeder Fund (522) LLC	24 hours	Daily	None
Galaxy Plus Fund - Horizon3 Feeder Fund (577) LLC	24 hours	Daily	None
Trend Following
Galaxy Plus Fund - Aspect Feeder Fund (532) LLC	24 hours	Daily	None
Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC*	24 hours	Daily	None
Galaxy Plus Fund - QIM Feeder Fund (526) LLC	24 hours	Daily	None
Galaxy Plus Fund - Quest Feeder Fund (517) LLC*	24 hours	Daily	None

*

Effective October 1, 2025, Fort LP accessed through Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC and Quest Partners LLC accessed through Galaxy Plus Fund - Quest Feeder Fund (517) LLC both ceased to act as a commodity trading advisors to the Trust.

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

As of September 30, 2025, the Trust had a payable to the Managing Owner in the amounts of $0, $0, $343, $17,268 and $6,247 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

As of December 31, 2024, the Trust had a payable to the Managing Owner in the amounts of $0, $0, $1,679, $29,441 and $12,055 for incentive fees, management fees, interest, trading fees, and service fees, respectively.

For the nine months ended September 30, 2025, the Managing Owner earned $0, $0, $0, $76,866 and $196,919 for incentive fees (rebate), management fees, risk analysis fees, service fees, and trading fees, respectively.

For the nine months ended September 30, 2024, the Managing Owner earned $(10,755), $0, $0, $164,497 and $376,477 for incentive fees (rebate), management fees, risk analysis fees, service fees, and trading fees, respectively.

For the three months ended September 30, 2025, the Managing Owner earned $0, $0, $0, $20,521 and $53,729 for incentive fees (rebate), management fees, risk analysis fees service fees, and trading fees, respectively.

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

During the three months ended September 30, 2025 and 2024, the Trust paid $2,268, and $6,253, respectively, of such interest income to the Managing Owner. Such amounts are not included in the combined consolidated statements of operations of the Trust. During the nine months ended September 30, 2025 and 2024, the Trust paid $10,104, and $17,922, respectively, of such interest income to the Managing Owner. Such amounts are not included in the combined consolidated statements of operations of the Trust. All other interest income is recorded by the Trust on the combined consolidated statements of operations.

7. Financial Highlights

The following information presents the financial highlights of the Trust for the three and nine months ended September 30, 2025 and 2024. This data has been derived from the information presented in the combined consolidated financial statements.

Three Months Ended September 30

	2025	2024

Ratios to average net assets (1)
Net investment income/(loss) (1)	-7.21%	-6.35%
Expenses before incentive fees (3)	7.29%	6.89%
Expenses after incentive fees (3)	7.29%	6.44%

Total return before incentive fees (2)	4.96%	-14.16%
Total return after incentive fees (2)	4.96%	-14.04%

Nine Months Ended September 30

	2025	2024

Ratios to average net assets (1)
Net investment income/(loss) (1)	-6.42%	-6.39%
Expenses before incentive fees (3)	6.49%	6.57%
Expenses after incentive fees (3)	6.49%	6.48%

Total return before incentive fees (2)	-41.71%	-0.39%
Total return after incentive fees (2)	-41.71%	-0.29%

(1)	Annualized with the exception of incentive fees.

(2)	Total returns are not annualized.

(3)	Expense ratios do not reflect interest allocated to the Managing Owner as such expenses are not included in the Combined Consolidated Statements of Operations of the Trust.

The Trust financial highlights are calculated based upon the Trust’s combined consolidated financial statements. The combined consolidated Trust does not issue units and therefore the financial highlights do not disclose any unitized data.

8. Derivative Instruments and Hedging Activities

The Trust’s primary business is to engage in speculative trading of a diversified portfolio of futures, forwards (including interbank foreign currencies), options contracts and other derivative instruments (including swap contracts). The Trust does not enter into or hold positions for hedging purposes as defined under ASC 815. The detail of the fair value of the Trust’s derivatives by instrument types as of September 30, 2025 and 2024 is included in the combined consolidated condensed schedules of investments. See Note 4 for further disclosure related to the Trust’s positions in swap contracts. There are embedded management fees in transacting these swaps ranging from 1% to 1.5% based on fair value of swaps and the embedded incentive fees ranging from 15% to 25% based on net new trading profits on swaps.

For the three months ended September 30, 2025 and 2024, the monthly average of futures, forwards and options contracts bought was approximately 0, and 0, respectively and the monthly average of futures, forwards, and options contracts sold was approximately 0, and 0, respectively.

For the nine months ended September 30, 2025 and 2024, the monthly average of futures, forwards and options contracts bought was approximately 0, and 0, respectively and the monthly average of futures, forwards, and options contracts sold was approximately 0, and 0, respectively.

The following tables summarize the Trust’s combined consolidated trading revenues for the three months ended September 30, 2025 and 2024 by contract type:

Realized Trading Revenue from Futures, Forwards and Options
for the Three Months Ended September 30, 2025

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
for the Nine Months Ended September 30, 2025

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
for the Three Months Ended September 30, 2025

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
for the Nine Months Ended September 30, 2025

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

The following tables present gross and net information about the Trust’s assets and liabilities subject the master netting arrangements as disclosed on the combined consolidated statements of financial condition as of September 30, 2025 and December 31, 2024:

As of September 30, 2025

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

From October 1, 2025 through November 14, 2025, the Trust paid $237,617 in redemptions.

In Q4 2025, the Trust paid $756,358 to the Managing Owner.

Effective October 1, 2025, Fort LP accessed through Galaxy Plus Fund - Fort Contrarian Feeder Fund (510) LLC and Quest Partners LLC accessed through Galaxy Plus Fund - Quest Feeder Fund (517) LLC both ceased to act as a commodity trading advisors to the Trust.

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

The Managing Owner’s research department is continually refining ways to assimilate vast amounts of Trading Advisor performance data and due diligence information. The proprietary and commercial database of alternative investment programs is always increasing. Research team members regularly interact with Trading Advisors throughout the due diligence and monitoring process. Only those programs that have met strict quantitative and qualitative review are considered as potential managers of client assets. Following is a summary of the quantitative and qualitative analysis:

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

As of September 30, 2025, the trading system of each of the major Trading Advisors and the means by which the Series access those Trading Advisors were as follows:

Major Commodity Trading Advisor	Trading System Style	Accessed Through
Aspect Capital Limited	Systematic	Galaxy Plus
Fort, L.P.	Systematic	Galaxy Plus
Horizon3 Investment Management LLP	Systematic	Galaxy Plus
Quantica Capital AG	Systematic	Galaxy Plus
Quantitative Investment Management, LLC	Systematic	Galaxy Plus
Quest Partners LLC	Systematic	Galaxy Plus
Rosetta Capital Management, LLC	Discretionary	Galaxy Plus

As of September 30, 2025, the allocation of the assets of each applicable Series of the Trust among the Trading Advisors was as follows:

Allocation as of September 30, 2025 (expressed as a percentage of aggregate notional exposure to commodity trading programs )

	Frontier Diversified Fund	Frontier Long/Short Commodity Fund	Frontier Masters Fund	Frontier Balanced Fund	Frontier Select Fund	Frontier Global Fund	Frontier Heritage Fund
Advisor
Aspect Capital Limited	40%	-	73%	41%	-	100%	78%
Fort, L.P.	-	-	-	-	-	-	-
Horizon3 Investment Management LLP	-	-	-	8%	17%	-	22%
Quantica Capital AG	32%	-	27%	25%	83%	-	-
Quantitative Investment Management, LLC	28%	-	-	26%	-	-	-
Quest Partners LLC	-	-	-	-	-	-	-
Rosetta Capital Management, LLC	-	100%	-	-	-	-	-

Effective October 1, 2025, Frontier Fund Management, the managing owner of the Registrant, removed Fort LP and Quest Partners LLC, major commodity trading advisors for Frontier Balanced Fund and Frontier Diversified Fund. Both Fort LP and Quest Partners LLC were accessed through the Galaxy Plus Managed Account platform.

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

A portion of each Trading Company’s assets is used as margin to maintain that Trading Company’s forward currency contract positions, and another portion is deposited in cash in segregated accounts in the name of each Trading Company maintained for each Trading Company at the clearing brokers in accordance with CFTC segregation requirements. At September 30, 2025, cash deposited at the clearing brokers was $0 for the Trust. The clearing brokers are expected to credit each Trading Company with approximately 80%-100% of the interest earned on its average net assets on deposit with the clearing brokers each month. Currently, with the Federal Funds target rate at 3.75% to 4.00%, this amount is estimated to be 3.75%. In an attempt to increase interest income earned, the Managing Owner also may invest the non-margin assets in U.S. government securities, which include any security issued or guaranteed as to principal or interest by the U.S., or by a person controlled by or supervised by and acting as an instrumentality of the government of the U.S. pursuant to authority granted by Congress or any certificate of deposit for any of the foregoing, including U.S. treasury bonds, U.S. treasury bills and issues of agencies of the U.S. government, and certain cash items such as money market funds and time deposits. Aggregate interest income from all sources, including U.S. Treasury Securities assets net of premiums and cash held at clearing brokers, of up to 2% (annualized) is paid to the Managing Owner by the Frontier Balanced Fund (Class 1 and Class 2 only), Frontier Long/Short Commodity Fund (Class 2 and Class 3), Frontier Global Fund, Frontier Select Fund and Frontier Heritage Fund. For the Frontier Diversified Fund, Frontier Long/Short Commodity Fund (Class 2a and Class 3a), Frontier Masters Fund and Frontier Balanced Fund (Class 1AP, Class 2a and Class 3a), 20% of the total interest allocated to the Series was paid to the Managing Owner; thereafter 100% of the interest is retained by the respective Series. The amount reflected in the financial statements for the Trust and Series are disclosed on a net basis. Due to some classes not exceeding the 2% paid to the Managing Owner, amounts earned by those classes may be zero.

Approximately 75% to 95% of the Trust’s assets are expected to be committed as required margin for futures contracts and forwards and options trading and held by the respective broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. treasury bills in segregated accounts with the futures broker pursuant to the CEA and regulations there under. The remaining approximately 5% to 25% of the Trust’s assets will normally be invested in cash equivalents and short-term investments, such as money market funds and time deposits and held by the clearing broker, the over-the-counter counterparties and by U.S. federally chartered banks. As of September 30, 2025, total cash and cash equivalents held at banking institutions were $36,136 for the Frontier Diversified Fund, $10,787 for the Frontier Long/Short Commodity Fund, $13,411 for the Frontier Masters Fund, $108,454 for the Frontier Balanced Fund, $0 for the Frontier Select Fund, $21,514 for the Frontier Global Fund, and $34,985 for the Frontier Heritage Fund.

As a commodity pool, the Trust has large cash positions. Such cash positions are used to pay margin for the trading of futures, forwards and options, and also to pay redemptions. Generally, the Trust has not been forced to liquidate positions to fund redemptions. During the nine months ended September 30, 2025, the redemptions payable were $0 for the Frontier Balanced Fund, $0 for the Frontier Long/Short Commodity Fund and $12,276 for the Frontier Select Fund. During the nine months ended September 30, 2025, the Trust was able to pay all redemptions on a timely basis.

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

Results of Operations for the Three Months Ended September 30, 2025

Series Returns and Other Information

The returns for each Series and Class of Units for the three months ended September 30, 2025 and 2024, and related information, are discussed below. The activities of the Trust on a combined consolidated basis are explained through the activity of each underlying Series. Please refer to the discussion of the Series activities in relation to the Trust on a combined consolidated basis.

Each Series had exposure to commodity interest positions within one or more sectors during the three months ended September 30, 2025 and 2024. The performance of each Series was impacted over the course of the year by, among other things, the relative performance of the relevant sector or sectors and the commodities within those sectors, the changing allocations among, and the specific positions taken by, the Series’ Trading Advisors in, the relevant sector(s) and commodities, and the timing of entries and exits. For each of the Series, a sector attribution chart has been included at the end of the relevant discussion. Each chart depicts the performance of the relevant Series’ positions within each of the relevant sectors (determined by the Managing Owner using monthly gross return and NAV figures, with various adjustments to net out a proportional allocation of the fees and expenses chargeable to the Series) during the periods presented.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024.

Frontier Diversified Fund

The Frontier Diversified Fund—Class 2 NAV gained 1.68% and lost 10.87%, respectively, for the three months ended September 30, 2025 and 2024, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV gained 1.75% and lost 10.82%, respectively, for the three months ended September 30, 2025 and 2024.

For the three months ended September 30, 2025, the Frontier Diversified Fund recorded total expenses of $5,565, net investments loss of $5,133, and net realized/unrealized gain on investments of $14,492, resulting in a net increase in Owners’ capital from operations of $9,359. For the three months ended September 30, 2024, the Frontier Diversified Fund recorded total expenses of $12,116, net investments loss of $11,115, and net realized/unrealized loss on investments of $138,623, resulting in a net decrease in Owners’ capital from operations of $149,738.

Please see additional discussion under “Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024–Frontier Diversified Fund.”

Frontier Masters Fund

The Frontier Masters Fund—Class 2 NAV gained 13.73% and lost 11.40%, respectively, for the three months ended September 30, 2025 and 2024, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV gained 13.81% and lost 11.37%, respectively, for the three months ended September 30, 2025 and 2024, net of fees and expenses.

For the three months ended September 30, 2025, the Frontier Masters Fund recorded total expenses of $3,370, net investment loss of $3,223, and net realized/unrealized gain on investments of $23,158, resulting in a net increase in Owners’ capital from operations of $19,935. For the three months ended September 30, 2024, the Frontier Masters Fund recorded total expenses of $6,639, net investment loss of $6,160, and net realized/unrealized loss on investments of $35,479, resulting in a net decrease in Owners’ capital from operations of $41,639.

Please see additional discussion under “Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024–Frontier Masters Fund.”

Frontier Long/Short Commodity Fund

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 7.95% and lost 10.00%, respectively, for the three months ended September 30, 2025 and 2024, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 3 NAV lost 7.95% and lost 10.00%, respectively, for the three months ended September 30, 2025 and 2024, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV lost 7.46% and lost 9.73%, respectively, for the three months ended September 30, 2025 and 2024, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 7.41% and lost 9.66%, respectively, for the three months ended September 30, 2025 and 2024, net of fees and expenses.

For the three months ended September 30, 2025, the Frontier Long/Short Commodity Fund recorded total expenses of $1,648, net investment loss of $1,480, and net realized/unrealized loss on investments of $12,986, resulting in a net decrease in Owners’ capital from operations of $14,466. For the three months ended September 30, 2024, the Frontier Long/Short Commodity Fund recorded total expenses of $2,465, net investment loss of $2,058, and net realized/unrealized loss on investments of $33,843, resulting in a net decrease in Owners’ capital from operations of $35,901.

Please see additional discussion under “Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024–Frontier Long/Short Commodity Fund.”

Frontier Balanced Fund

The Frontier Balanced Fund—Class 1 NAV gained 4.43% and lost 11.95%, respectively, for the three months ended September 30, 2025 and 2024, net of fees and expenses; the Frontier Balanced Fund —Class 2 NAV gained 5.23% and lost 11.29%, respectively, for the three months ended September 30, 2025 and 2024, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV gained 5.27% and lost 11.24%, respectively, for the three months ended September 30, 2025 and 2024, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV gained 5.27% and lost 11.23%, respectively, for the three months ended September 30, 2025 and 2024, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV gained 5.23% and lost 11.29%, respectively, for the three months ended September 30, 2025 and 2024, net of fees and expenses.

For the three months ended September 30, 2025, the Frontier Balanced Fund recorded total expenses of $33,296, net investment loss of $33,265, and net realized/unrealized gain on investments of $105,528, resulting in a net increase in Owners’ capital from operations of $72,263. For the three months ended September 30, 2024, the Frontier Balanced Fund recorded total expenses of $66,617, net investment loss of $66,470, and net realized/unrealized loss on investments of $508,522, resulting in a net decrease in Owners’ capital from operations of $574,992.

Please see additional discussion under “Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024 –Frontier Balanced Fund.”

Frontier Select Fund

The Frontier Select Fund—Class 1 NAV gained 36.32% and gained 0.94%, respectively, for the three months ended September 30, 2025 and 2024, net of fees and expenses; the Frontier Select Fund —Class 2 NAV gained 37.39% and gained 1.71%, respectively, for the three months ended September 30, 2025 and 2024, net of fees and expenses; the Frontier Select Fund —Class 1AP NAV gained 37.37% and gained 1.71%, respectively, for the three months ended September 30, 2025 and 2024.

For the three months ended September 30, 2025, the Frontier Select Fund recorded total expenses of $6,519, net investment loss of $6,519, and net realized/unrealized gain on investments of $118,781, resulting in a net increase in Owners’ capital from operations of $112,262. For the three months ended September 30, 2024, the Frontier Select Fund recorded total expenses of $12,528, net investment loss of $12,528, and net realized/unrealized gain on investments of $17,512, resulting in a net increase in Owners’ capital from operations of $4,984.

Please see additional discussion under “Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024 –Frontier Select Fund.”

Frontier Global Fund

The Frontier Global Fund—Class 1 NAV gained 4.22% and lost 21.77%, respectively, for the three months ended September 30, 2025 and 2024, net of fees and expenses; the Frontier Global Fund —Class 2 NAV gained 5.01% and lost 21.18%, respectively, for the three months ended September 30, 2025 and 2024.

For the three months ended September 30, 2025, the Frontier Global Fund recorded total expenses of $10,327, net investment loss of $10,327, and net realized/unrealized gain on investments of $29,860, resulting in a net increase in Owners’ capital from operations of $19,533. For the three months ended September 30, 2024, the Frontier Global Fund recorded total expenses of $24,385, net investment loss of $24,385, and net realized/unrealized loss on investments of $266,773, resulting in a net decrease in Owners’ capital from operations of $291,158.

Please see additional discussion under “Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024 –Frontier Global Fund.”

Frontier Heritage Fund

The Frontier Heritage Fund—Class 1 NAV lost 2.48% and lost 14.11%, respectively, for the three months ended September 30, 2025 and 2024, net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV lost 1.74% and lost 13.46%, respectively for the three months ended September 30, 2025 and 2024, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV lost 1.75% and lost 13.46%, respectively, for the three months ended September 30, 2025 and 2024.

For the three months ended September 30, 2025, the Frontier Heritage Fund recorded total expenses of $13,752, net investment loss of $13,752, and net realized/unrealized loss on investment of $3,826, resulting in a net decrease in Owners’ capital from operations of $17,578. For the three months ended September 30, 2024, the Frontier Heritage Fund recorded total expenses of $27,492, net investment loss of $27,492, and net realized/unrealized loss on investments of $201,140, resulting in a net decrease in Owners’ capital from operations of $228,632.

Please see additional discussion under “Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024 –Frontier Heritage Fund.”

Nine months ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Frontier Diversified Fund

2025

The Frontier Diversified Fund—Class 2 NAV lost 31.87% and gained 2.87%, respectively, for the nine months ended September 30, 2025 and 2024, net of fees and expenses; the Frontier Diversified Fund—Class 3 NAV lost 31.74% and gained 3.06%, respectively, for the nine months ended September 30, 2025 and 2024, net of fees and expenses.

For the nine months ended September 30, 2025, the Frontier Diversified Fund recorded total expenses of $20,229, net investments loss of $18,467, and net realized/unrealized loss on investments of $270,471, resulting in a net decrease in Owners’ capital from operations of $288,938. For the nine months ended September 30, 2024, the Frontier Diversified Fund recorded total expenses of $39,552, net investments loss of $36,299, and net realized/unrealized gain on investments of $94,831, resulting in a net increase in Owners’ capital from operations of $58,532.

The NAV per Unit, Class 2, decreased from $61.16 at December 31, 2024 to $41.67 as of September 30, 2025. The NAV per Unit, Class 3 decreased from $57.87 at December 31, 2024 to $39.50 as of September 30, 2025. Total Class 2 subscriptions and redemptions for the period were $0 and $1,026, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $102,132, respectively. Ending capital at September 30, 2025 was $92,158 for Class 2, and $470,084 for Class 3. Ending capital at December 31, 2024 was $136,801 for Class 2, and $817,537 for Class 3.

The Frontier Diversified Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Agriculturals, Metals and Commodities sectors.

Sector & Major Advisor Attribution for the Frontier Diversified Fund

Frontier Diversified Fund Class 2 Sector Attributions
Q3 2025 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2025
YTD

Frontier Diversified Fund Class 3 Sector Attributions
Q3 2025 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2025
YTD

Frontier Diversified Fund Class 2 Major Advisors Performance
Q3 2025 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Quest Partners
Welton
Non-Major Advisors
Q3 2025
YTD

Frontier Diversified Fund Class 3 Major Advisors Performance
Q3 2025 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Aspect Capital Ltd
Fort LP (GC)
Quantica Capital
QIM
Quest Partners
Welton
Non-Major Advisors
Q3 2025
YTD

Four of the six sectors which traded in the Frontier Diversified Fund were profitable in Q3 2025 and one of the six was profitable year to date (“YTD”). Agriculturals, Currencies, Metals and Stock Indices were profitable for the quarter while Energies and Interest Rates finished negative for the quarter.

Metals were profitable YTD while Agriculturals, Currencies, Energies, Interest Rates and Stock Indices finished negative YTD.

In terms of major CTA performance, three of the five major CTAs in the Frontier Diversified Fund were profitable in the quarter. Aspect, Quantica and QIM finished positive while Fort and Quest finished negative for the quarter. In terms of YTD performance two of the six major CTAs were positive. Quantica and QIM finished positive while Aspect, Fort, Quest and Welton (removed July, 1 2025) were negative YTD.

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

Frontier Masters Fund

2025

The Frontier Masters Fund—Class 2 NAV lost 34.37% and gained 4.76%, respectively, for the nine months ended September 30, 2025 and 2024, net of fees and expenses; the Frontier Masters Fund—Class 3 NAV lost 34.25% and gained 4.95%, respectively, for the nine months ended September 30, 2025 and 2024, net of fees and expenses.

For the nine months ended September 30, 2025, the Frontier Masters Fund recorded total expenses of $11,855, net investment loss of $11,190, and net realized/unrealized loss on investments of $77,237, resulting in a net decrease in Owners’ capital from operations of $88,427. For the nine months ended September 30, 2024, the Frontier Masters Fund recorded total expenses of $21,950, net investment loss of $20,673, and net realized/unrealized gain on investments of $41,488, resulting in a net increase in Owners’ capital from operations of $20,815.

The NAV per Unit, Class 2, decreased from $57.71 at December 31, 2024 to $37.87 as of September 30, 2025. The NAV per Unit, Class 3, decreased from $54.82 at December 31, 2024 to $36.04 as of September 30, 2025. Total Class 2 subscriptions and redemptions for the period were $0 and $1,626, respectively. Total Class 3 subscriptions and redemptions for the period were $0 and $12,505, respectively. Ending capital at September 30, 2025 was $43,058 for Class 2, and $121,625 for Class 3. Ending capital at December 31, 2024 was $67,239 for Class 2, and $200,002 for Class 3.

The Frontier Masters Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Agriculturals, Metals, Hybrids and Commodities sectors.

Sector & Major Advisor Attribution for the Frontier Masters Fund

Frontier Masters Fund Class 2 Sector Attributions
Q3 2025 and YTD
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
-40.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2025
YTD

Frontier Masters Fund Class 3 Sector Attributions
Q3 2025 and YTD
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
-40.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2025
YTD

Frontier Masters Fund Class 2 Major Advisors Performance
Q3 2025 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Aspect Capital Ltd
Quantica Capital
Welton
Q3 2025
YTD

Frontier Masters Fund Class 3 Major Advisors Performance
Q3 2025 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Aspect Capital Ltd
Quantica Capital
Welton
Q3 2025
YTD

Three of the six sectors which traded in the Frontier Masters Fund were profitable in Q3 2025 and three of the six were profitable YTD. Agriculturals, Metals and Stock Indices finished positive for the quarter while Currencies, Energies and Interest Rates finished negative for the quarter.

Agriculturals, Metals and Stock Indices were profitable YTD while Currencies, Energies and Interest Rates finished negative YTD.

In terms of major CTA performance, both of the two major CTAs finished positive for the quarter. Aspect and Quantica finished positive for the quarter. One of the three major CTAs finished positive YTD. Quantica finished positive while Aspect and Welton (removed July 1, 2025), were negative YTD.

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

Frontier Long/Short Commodity Fund

2025

The Frontier Long/Short Commodity Fund—Class 2 NAV lost 29.38% and lost 24.09%, respectively, for the nine months ended September 30, 2025 and 2024, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 3 NAV lost 29.39% and lost 24.09%, respectively, for the nine months ended September 30, 2025 and 2024, net of fees and expenses; the Frontier Long/Short Commodity Fund—Class 2a NAV lost 28.15% and lost 23.05%, respectively, for the nine months ended September 30, 2025 and 2024, net of fees and expenses; the Frontier Long/Short Commodity Fund Class 3a NAV lost 28.00% and lost 22.90%, respectively, for the nine months ended September 30, 2025 and 2024, net of fees and expenses.

For the nine months ended September 30, 2025, the Frontier Long/Short Commodity Fund recorded total expenses of $5,255, net investment loss of $4,632, and net realized/unrealized loss on investments of $69,970, resulting in a net decrease in Owners’ capital from operations of $74,602. For the nine months ended September 30, 2024, the Frontier Long/Short Commodity Fund recorded total expenses of $11,485, net investment loss of $9,697, and net realized/unrealized loss on investments of $129,148, resulting in a net decrease in Owners’ capital from operations of $138,845.

The NAV per Unit, Class 2, decreased from $46.82 as of December 31, 2024 to $33.06 at September 30, 2025. The NAV per Unit, Class 3, decreased from $49.12 as of December 31, 2024 to $34.68 at September 30, 2025. The NAV per Unit, Class 2a, decreased from $31.72 as of December 31, 2024 to $22.79 at September 30, 2025. The NAV per Unit, Class 3a, decreased from $33.81 as of December 31, 2024 to $24.34 at September 30, 2025. Total Class 2 subscriptions and redemptions for the nine months were $0 and $0, respectively. Total Class 3 subscriptions and redemptions for the nine months were $0 and $20,456, respectively. Total Class 2a subscriptions and redemptions for the nine months were $0 and $2,694, respectively. Total Class 3a subscriptions and redemptions for the nine months were $0 and $3,246, respectively. Ending capital at September 30, 2025 is $3,743 for Class 2, $117,692 for Class 3, $7,078 for Class 2a, and $40,554 for Class 3a. Ending capital at December 31, 2024 is $5,301 for Class 2, $191,887 for Class 3, $12,799 for Class 2a, and $60,078 for Class 3a.

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

Sector & Major Advisor Attribution for the Frontier Long/Short Commodity Fund

Frontier Long/Short Commodity Fund Class 2 Sector Attributions
Q3 2025 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2025
YTD

Frontier Long/Short Commodity Fund Class 2A Sector Attributions
Q3 2025 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2025
YTD

Frontier Long/Short Commodity Fund Class 3 Sector Attributions
Q3 2025 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2025
YTD

Frontier Long/Short Commodity Fund Class 3A Sector Attributions
Q3 2025 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
Base Metals
Energies
Grains
Meats
Precious Metals
Softs
Financials
Total
Q3 2025
YTD

Frontier Long/Short Commodity Fund Class 2
Major Advisors Performance
Q3 2025 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Rosetta
Welton
Non-Major Advisors
Q3 2025
YTD

Frontier Long/Short Commodity Fund Class 2A
Major Advisors Performance
Q3 2025 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Rosetta
Welton
Non-Major Advisors
Q3 2025
YTD

Frontier Long/Short Commodity Fund Class 3
Major Advisors Performance
Q3 2025 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Rosetta
Welton
Non-Major Advisors
Q3 2025
YTD

Frontier Long/Short Commodity Fund Class 3A
Major Advisors Performance
Q3 2025 and YTD
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Rosetta
Welton
Non-Major Advisors
Q3 2025
YTD

None of the seven sectors traded in the Frontier Long/Short Commodity Fund were profitable in Q3 2025 and none of the seven were profitable YTD. Energies, Base Metals, Grains, Meats, Precious Metals, Softs and Financials all finished the quarter negative. None were positive.

Energies, Base Metals, Grains, Meats, Precious Metals, Softs and Financials all finished negative YTD. None were positive YTD.

In terms of major CTA performance, no CTAs were positive for the quarter while Rosetta finished negative. In terms of YTD performance, no CTAs were positive while Rosetta and Welton (removed July 1, 2025) were both negative YTD.

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

Frontier Balanced Fund

2025

The Frontier Balanced Fund—Class 1 NAV lost 31.51% and lost 1.80%, respectively, for the nine months ended September 30, 2025 and 2024, net of fees and expenses; the Frontier Balanced Fund—Class 2 NAV lost 29.95% and gained 0.45%, respectively, for the nine months ended September 30, 2025 and 2024, net of fees and expenses; the Frontier Balanced Fund—Class 2a NAV lost 29.83% and gained 0.57%, respectively, for the nine months ended September 30, 2025 and 2024, net of fees and expenses; the Frontier Balanced Fund—Class 3a NAV lost 29.83% and gained 0.59% for the nine months ended September 30, 2025 and 2024, net of fees and expenses; the Frontier Balanced Fund—Class 1AP NAV lost 29.95% and gained 0.44%, respectively, for the nine months ended September 30, 2025 and 2024, net of fees and expenses.

For the nine months ended September 30, 2025, the Frontier Balanced Fund recorded total expenses of $126,638, net investment loss of $126,480, and net realized/unrealized loss on investments of $918,641, resulting in a net decrease in Owners’ capital from operations of $1,045,121. For the nine months ended September 30, 2024, the Frontier Balanced Fund recorded total expenses of $246,680, net investment loss of $246,251, and net realized/unrealized gain on investments of $280,974, resulting in a net increase in Owners’ capital from operations of $34,723.

The NAV per Unit, Class 1, decreased from $52.51 as of December 31, 2024 to $35.96 at September 30, 2025. The NAV per Unit, Class 1AP, decreased from $71.72 as of December 31, 2024 to $50.24 at September 30, 2025. The NAV per Unit, Class 2, decreased from $96.71 as of December 31, 2024 to $67.75 at September 30, 2025. For Class 2a, the NAV per Unit decreased from $84.35 as of December 31, 2024 to $59.19 at September 30, 2025. For Class 3a, the NAV per Unit decreased from $84.06 as of December 31, 2024 to $58.98 at September 30, 2025. Total Class 1 subscriptions and redemptions for the nine months were $0 and $394,784, respectively. Total Class 1AP subscriptions and redemptions for the nine months were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the nine months were $0 and $44,556, respectively. Total Class 2a subscriptions and redemptions for the nine months were $0 and $10,000, respectively. Total Class 3a subscriptions and redemptions for the nine months were $0 and $30,259, respectively. Ending capital at September 30, 2025, was $1,289,376 for Class 1, $29,486 for Class 1 AP, $408,813 for Class 2, $2,106 for Class 2a and $63,744 for Class 3a. Ending capital at December 31, 2024, was $2,478,195 for Class 1, $42,095 for Class 1 AP, $650,534 for Class 2, $13,359 for Class 2a and $134,062 for Class 3a.

The Frontier Balanced Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agricultural sectors.

Sector & Major Advisor Attribution for the Frontier Balanced Fund

Frontier Balanced Fund Class 1 Sector Attributions
Q3 2025 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2025
YTD

Frontier Balanced Fund Class 1AP Sector Attributions
Q3 2025 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2025
YTD

Frontier Balanced Fund Class 2 Sector Attributions
Q3 2025 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2025
YTD

Frontier Balanced Fund Class 2A Sector Attributions
Q3 2025 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2025
YTD

Frontier Balanced Fund Class 3A Sector Attributions
Q3 2025 and YTD
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2025
YTD

Frontier Balanced Fund Class 1 Major Advisors Performance
Q3 2025 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Aspect Capital Ltd
Fort LP (GC)
Horizon3
Quantica Capital
QIM
Welton
Non-Major Advisors
Q3 2025
YTD

Frontier Balanced Fund Class 1AP Major Advisors Performance
Q3 2025 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Aspect Capital Ltd
Fort LP (GC)
Horizon3
Quantica Capital
QIM
Welton
Non-Major Advisors
Q3 2025
YTD

Frontier Balanced Fund Class 2 Major Advisors Performance
Q3 2025 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Aspect Capital Ltd
Fort LP (GC)
Horizon3
Quantica Capital
QIM
Welton
Non-Major Advisors
Q3 2025
YTD

Frontier Balanced Fund Class 2A Major Advisors Performance
Q3 2025 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Aspect Capital Ltd
Fort LP (GC)
Horizon3
Quantica Capital
QIM
Welton
Non-Major Advisors
Q3 2025
YTD

Frontier Balanced Fund Class 3A Major Advisors Performance
Q3 2025 and YTD
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Aspect Capital Ltd
Fort LP (GC)
Horizon3
Quantica Capital
QIM
Welton
Non-Major Advisors
Q3 2025
YTD

Three of the six sectors which traded in the Frontier Balanced Fund were profitable in Q3 2025 and two of the six were profitable YTD. Agriculturals, Metals and Stock Indices were profitable for the quarter while Currencies, Energies and Interest Rates finished negative for the quarter. Metals and Agriculturals were profitable YTD while Currencies, Energies, Interest Rates and Stock Indices finished negative YTD.

In terms of major CTA performance, Aspect, QIM and Quantica finished positive for the quarter while Fort and Horizon3 finished negative for the quarter. Quantica finished positive YTD while Aspect, Fort, Horizon3, QIM and Welton (removed July 1, 2025) were negative YTD.

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

Frontier Select Fund

2025

The Frontier Select Fund—Class 1 NAV lost 17.12% and gained 2.91%, respectively, for the nine months ended September 30, 2025 and 2024, net of fees and expenses; the Frontier S elect Fund—Class 2 NAV lost 15.24% and gained 5.27%, respectively, for the nine months ended September 30, 2025 and 2024, net of fees and expenses; the Frontier Select Fund—Class 1AP NAV lost 15.24% and gained 5.28%, respectively, for the nine months ended September 30, 2025 and 2024.

For the nine months ended September 30, 2025, the Frontier Select Fund recorded total expenses of $21,925, net investment loss of $21,925, and net realized/unrealized loss on investments of $85,481, resulting in a net decrease in Owners’ capital from operations of $107,406. For the nine months ended September 30, 2024, the Frontier Select Fund recorded total expenses of $40,858, net investment loss of $40,858, and net realized/unrealized gain on investments of $65,964, resulting in a net increase in Owners’ capital from operations of $25,106.

The NAV per Unit, Class 1, decreased from $38.16 as of December 31, 2024 to $31.63 at September 30, 2025. The NAV per Unit, Class 1AP, decreased from $52.17 as of December 31, 2024 to $44.22 at September 30, 2025. The NAV per Unit, Class 2, decreased from $69.23 as of December 31, 2024 to $58.68 at September 30, 2025. Total Class 1 subscriptions and redemptions for the nine months ended September 30, 2025, were $0 and $76,191, respectively. Total Class 1AP subscriptions and redemptions for the nine months ended September 30, 2025, were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the nine months ended September 30, 2025, were $0 and $8,569, respectively. Ending capital at September 30, 2025 was $366,010 for Class 1, $5,089 for Class 1AP, and $16,488 for Class 2. Ending capital at December 31, 2024 was $541,125 for Class 1, $6,004 for Class 1AP, and $32,624 for Class 2.

The Frontier Select Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agricultural sectors.

Sector & Major Advisor Attribution for the Frontier Select Fund

Three of the six sectors which traded in the Frontier Select Fund were profitable in Q3 2025 and three of the six were profitable YTD. Agriculturals, Metals and Stock Indices were profitable for the quarter while Currencies, Energies and Interest Rates finished negative for the quarter.

Agriculturals, Metals and Stock Indices were profitable YTD while Currencies, Energies and Interest Rates finished negative YTD.

In terms of major CTA performance, Quantica finished positive for the quarter while Horizon3 finished negative for the quarter. Quantica finished positive YTD while Horizon3 and Welton (removed July 1, 2025) finished negative YTD.

2024

The Frontier Select Fund—Class 1 NAV gained 2.91% and lost 22.11%, respectively, for the nine months ended September 30, 2024 and 2023, net of fees and expenses; the Frontier Select Fund—Class 2 NAV gained 5.27% and lost 20.35% respectively, for the nine months ended September 30, 2024 and 2023, net of fees and expenses; the Frontier Select Fund—Class 1AP NAV gained 5.28% and lost 20.35%, respectively, for the nine months ended September 30, 2024 and 2023.

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

Frontier Global Fund

2025

The Frontier Global Fund—Class 1 NAV lost 38.39% and gained 2.31%, respectively, for the nine months ended September 30, 2025 and 2024, net of fees and expenses; the Frontier Global Fund—Class 2 NAV lost 36.99% and gained 4.64%, respectively, for the nine months ended September 30, 2025 and 2024, net of fees and expenses.

For the nine months ended September 30, 2025, the Frontier Global Fund recorded total expenses of $39,702, net investment loss of $39,702, and net realized/unrealized loss on investments of $283,007, resulting in a net decrease in Owners’ capital from operations of $322,709. For the nine months ended September 30, 2024, the Frontier Global Fund recorded total expenses of $81,024, net investment loss of $81,024, and net realized/unrealized gain on investments of $132,035, resulting in a net increase in Owners’ capital from operations of $51,011.

The NAV per Unit, Class 1, decreased from $120.17 at December 31, 2024 to $74.03 as of September 30, 2025. The NAV per Unit, Class 2, decreased from $204.73 at December 31, 2024 to $129.00 as of September 30, 2025. Total Class 1 subscriptions and redemptions for the period were $0 and $92,667, respectively. Total Class 2 subscriptions and redemptions for the period were $0 and $1,301, respectively. Ending capital at September 30, 2025 was $455,183 for Class 1, $18,948 for Class 2. Ending capital at December 31, 2024 was $859,439 for Class 1, $31,369 for Class 2.

Frontier Global Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Sector Attribution for the Frontier Global Fund

Frontier Global Fund Class 2 Sector Attributions
Q3 2025 and YTD
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
-40.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2025
YTD

Two of the six sectors which traded in the Frontier Global Fund were profitable in Q3 2025 and two of the six were profitable YTD. Agriculturals and Stock Indices were profitable for the quarter while Currencies, Energies, Interest Rates and Metals finished negative for the quarter.

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
Total
Q3 2024
YTD

Frontier Global Fund Class 2 Sector Attributions
Q3 2024 and YTD
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2024
YTD

One of the six sectors which traded in the Frontier Global Fund was profitable in Q3 2024 and three of the six were profitable YTD. Agriculturals were profitable for the quarter while Currencies, Energies, Interest Rates, Metals and Stock Indices finished negative for the quarter. Agriculturals, Currencies and Stock Indices were profitable YTD while Energies, Interest Rates and Metals finished negative YTD.

Frontier Heritage Fund

2025

The Frontier Heritage Fund—Class 1 NAV lost 37.90% and lost 6.43%, respectively, for the nine months ended September 30, 2025 and 2024, net of fees and expenses; the Frontier Heritage Fund—Class 2 NAV lost 36.49% and lost 4.29%, respectively, for the nine months ended September 30, 2025 and 2024, net of fees and expenses; the Frontier Heritage Fund—Class 1AP NAV lost 36.49% and lost 4.29%, respectively, for the nine months ended September 30, 2025 and 2024, net of fees and expenses.

For the nine months ended September 30, 2025, the Frontier Heritage Fund recorded total expenses of $48,995, net investment loss of $48,995, and net realized/unrealized loss on investment of $382,291, resulting in a net decrease in Owners’ capital from operations of $431,286. For the nine months ended September 30, 2024, the Frontier Heritage Fund recorded total expenses of $90,380, net investment loss of $90,380, and net realized/unrealized gain on investment of $6,867, resulting in a net decrease in Owners’ capital from operations of $83,513.

The NAV per Unit, Class 1, decreased from $83.51 as of December 31, 2024 to $51.86 at September 30, 2025. The NAV per Unit, Class 1AP, decreased from $114.16 as of December 31, 2024 to $72.50 at September 30, 2025. The NAV per Unit, Class 2, decreased from $152.78 as of December 31, 2024 to $97.03 at September 30, 2025. Total Class 1 subscriptions and redemptions for the nine months were $0 and $26,181, respectively. Total Class 1AP subscriptions and redemptions for the nine months were $0 and $0, respectively. Total Class 2 subscriptions and redemptions for the nine months were $0 and $1,900, respectively. Ending capital at September 30, 2025 was $639,407 for Class 1, $4,625 for Class 1AP, and $51,032 for Class 2. Ending capital at December 31, 2024 was $1,064,870 for Class 1, $7,282 for Class 1AP, and $82,279 for Class 2.

The Frontier Heritage Fund may have both long and short exposure to the Interest Rates, Currencies, Stock Indices, Energies, Metals and Agriculturals sectors.

Sector & Major Advisor Attribution for the Frontier Heritage Fund

Frontier Heritage Fund Class 1 Sector Attributions
Q3 2025 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
-45.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2025
YTD

Frontier Heritage Fund Class 1AP Sector Attributions
Q3 2025 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2025
YTD

Frontier Heritage Fund Class 2 Sector Attributions
Q3 2025 and YTD
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Metals
Currencies
Energies
Agriculturals
Interest Rates
Stock Indices
Total
Q3 2025
YTD

Frontier Heritage Fund Class 1 Major Advisors Performance
Q3 2025 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
Aspect Capital Ltd
Horizon3
Welton
Q3 2025
YTD

Frontier Heritage Fund Class 1AP Major Advisors Performance
Q3 2025 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Aspect Capital Ltd
Horizon3
Welton
Q3 2025
YTD

Frontier Heritage Fund Class 2 Major Advisors Performance
Q3 2025 and YTD
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Aspect Capital Ltd
Horizon3
Welton
Q3 2025
YTD

Two of the six sectors which traded in the Frontier Heritage Fund were profitable in Q3 2025 and two of the six were profitable YTD. Agriculturals and Stock Indices were profitable for the quarter while Currencies, Energies, Interest Rates and Metals finished negative for the quarter.

Metals and Stock Indices were profitable YTD while Agriculturals, Currencies, Energies and Interest Rates finished negative YTD.

In terms of major CTA performance, Aspect was positive for the quarter while Horizon3 was negative for the quarter. No CTAs were positive YTD while Aspect, Horizon3 and Welton (removed July 1, 2025) were negative YTD.

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

One of the six sectors which traded in the Frontier Heritage Fund was profitable in Q3 2024 and three of the six were profitable YTD. Agriculturals were profitable for the quarter while Currencies, Energies, Interest Rates, Metals and Stock Indices finished negative for the quarter. Agriculturals, Currencies and Stock Indices were profitable YTD while Energies, Interest Rates and Metals finished negative YTD.

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

Value at Risk by Market Sectors

The following tables present the trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of September 30, 2025 and December 31, 2024. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

DOMESTIC EXPOSURE

Frontier Balanced Fund:

	September 30, 2025		December 31, 2024
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Metals	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Energy	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

Value at Risk: Foreign Markets

The following table presents the portion of trading value at risk associated with each Series’ exposure to open positions (as held by the Trading Companies) by market sector as of September 30, 2025 and December 31, 2024, on foreign markets. All open position trading risk exposures of the Series have been included in calculating the figures set forth below.

FOREIGN EXPOSURE

Frontier Balanced Fund:

	September 30, 2025		December 31, 2024
	VALUE	% OF TOTAL	VALUE	% OF TOTAL
	AT RISK	CAPITALIZATION	AT RISK	CAPITALIZATION
MARKET SECTOR
Interest Rates	$-	0.00%	$-	0.00%
Currencies	-	0.00%	-	0.00%
Stock Indices	-	0.00%	-	0.00%
Agriculturals/Softs	-	0.00%	-	0.00%
Total:	$-	0.00%	$-	0.00%

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

Qualitative Market Risk

The following are the primary trading risk exposures of the Series of the Trust as of September 30, 2025, by market sector.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including its Chairman and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), for the Trust and each Series as of September 30, 2025 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can only provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

Management assessed the effectiveness of the internal control over financial reporting for the Trust and each Series as of September 30, 2025, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 report entitled Internal Control-Integrated Framework.

Based on that assessment, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust maintained effective internal control over financial reporting as of September 30, 2025.

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

Scope of Exhibit 31 Certifications

The certifications of the Chairman and Chief Financial Officer, and the President and Chief Executive Officer, of the Managing Owner as of September 30, 2025 and as of November 14, 2025 (the date of this filing) are included as Exhibits 31.1 and 31.2, respectively, to this Form 10-Q, and apply not only to the Trust as a whole but also to each Series individually.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding the sale of unregistered Units by the Trust for the nine months ended September 30, 2025. The number of Units listed below for each transaction is the aggregate number of Units in the particular Series of the Trust purchased in such transaction. The consideration listed below for each transaction is, except as otherwise noted, the aggregate amount of cash paid for the Units purchased. For each transaction reported below, the price per Unit was NAV per Unit at the time of the transaction and the Managing Owner of the Trust was the purchaser of the Units. No underwriting discount or sales commission was paid or received with respect to any of the transactions reported below. The Trust claims an exemption from registration of each of the transactions listed below under Section 4(a)(2) of the Securities Act of 1933, as amended, as a sale by an issuer not involving a public offering.

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

Frontier Funds
(Registrant)

Date: November 14, 2025	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 14, 2025	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Balanced Fund,
a Series of Frontier Funds
(Registrant)

Date: November 14, 2025	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 14, 2025	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Heritage Fund,
a Series of Frontier Funds
(Registrant)

Date: November 14, 2025	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 14, 2025	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Global Fund,
a Series of Frontier Funds
(Registrant)

Date: November 14, 2025	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 14, 2025	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Select Fund,
a Series of Frontier Funds
(Registrant)

Date: November 14, 2025	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 14, 2025	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Long Short Commodity Fund,
a Series of Frontier Funds
(Registrant)

Date: November 14, 2025	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 14, 2025	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Diversified Fund,
a Series of Frontier Funds
(Registrant)

Date: November 14, 2025	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 14, 2025	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frontier Masters Fund,
a Series of Frontier Funds
(Registrant)

Date: November 14, 2025	By:	/s/ Patrick J. Kane
Patrick J. Kane
Chairman and Chief Financial Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds

Date: November 14, 2025	By:	/s/ Patrick F. Hart
Patrick F. Hart
President and Chief Executive Officer of Frontier Fund Management LLC, the Managing Owner of Frontier Funds